Form 10QSB
period 2000-05-31
DIRECT III MARKETING INC
filed 2000-06-13
CIK 1103313

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 2000.

                                               OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

        Commission file number:

                           DIRECT III MARKETING, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       33-0851387
          --------                                       ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

         12760 High Bluff Drive, Suite 210, San Diego, California 92130
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (858) 793-4151
                                 --------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

        Transitional Small Business Format: YES [ ]  NO [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, $0.001 par value, outstanding on June 12, 2000: 4,408,250 shares

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                       Page

               Item 1.       Financial Statements

                                    Balance Sheets
                                    Statements of Operations
                                    Statements of Cash Flows
                                    Notes to Financial Statements

               Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations


PART II.       OTHER INFORMATION

               Item 1. Legal Proceedings

               Item 2. Changes in Securities

               Item 3. Defaults Upon Senior Securities

               Item 4. Submission of Matters to a Vote of Security Holders

               Item 5. Other Information

               Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements.

                           DIRECT III MARKETING, INC.

                                  Balance Sheet

                                                                            March 31,           December 31,
                                                                              2000                  1999
                                                                           (Unaudited)           (Audited)
                                            ASSETS
Current assets:
     Cash                                                                  $ 1,365,592          $       742
     Accounts Receivable                                                         1,200                1,566
     Prepaid expenses                                                           31,524               37,694
                                                                           -----------          -----------
Total current assets                                                         1,398,316               40,002
                                                                           -----------          -----------

Property and equipment, net                                                     15,144               13,802
                                                                           -----------          -----------

Other assets                                                                     4,924                4,924
                                                                           -----------          -----------

Total assets                                                               $ 1,418,384          $    58,728
                                                                           ===========          ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $    17,428          $    25,363
     Accrued  expenses                                                          19,559               36,108
     Notes payable                                                             250,000              250,000
     Other current liabilities                                                      --               55,100
                                                                           -----------          -----------
Total current liabilities                                                      286,987              366,571
                                                                           -----------          -----------

Commitments and contingencies                                                       --                   --

Stockholders' equity:
     Preferred stock-$.001 par value, 10,000,000 shares authorized                  --                   --
     Common stock-$.001 par value, 40,000,000 shares authorized
        4,408,250 and 3,741,250 shares issued and outstanding,
        respectively                                                             4,408                3,741
     Additional paid in capital                                              1,870,592              278,759
     Retained deficit                                                         (528,942)            (379,546)
                                                                           -----------          -----------
                                                                             1,346,058              (97,046)
     Less notes receivable from stockholders                                  (214,661)            (210,797)
                                                                           -----------          -----------
Total stockholders' equity                                                   1,131,397             (307,843)
                                                                           -----------          -----------

Total liabilities and stockholders' equity                                 $ 1,418,384          $    58,728
                                                                           ===========          ===========

                           DIRECT III MARKETING, INC.

                             Statement of Operations

                      For the Quarter Ended March 31, 2000
                                  (Unaudited)



Revenue                                                       $        --


Operating expenses:
     General and administrative                                   106,125
     Legal and professional                                        40,229
     Interest expense                                               8,384
     Depreciation                                                     862
                                                              -----------
        Total operating expenses                                  155,600
                                                              -----------

Operating loss                                                   (155,600)

Other income - interest income                                      7,004
                                                              -----------

Loss before income tax provision                                 (148,596)

Income tax provision                                                  800
                                                              -----------
Net loss                                                      $  (149,396)
                                                              ===========

Net loss per share:

     Basic                                                    $     0.039
                                                              ===========

     Diluted                                                  $     0.039
                                                              ===========

Weighted average common shares outstanding:

     Basic                                                      3,856,151
                                                              ===========

     Diluted                                                    3,856,151
                                                              ===========

                           DIRECT III MARKETING, INC.

                        Statement of Stockholders' Equity

                      For the Quarter Ended March 31, 2000
                                  (Unaudited)

                                        Common Stock
                                Number of                           Additional         Retained
                                 Shares             Amount       Paid in Capital       (Deficit)          Total
                               -----------       -----------     ---------------      -----------      ------------
Balance
     December 31, 1999           3,741,250       $     3,741       $   278,759       $  (379,546)      $   (97,046)


Issuance of stock, net of
     stock issuance costs          667,000               667         1,591,833                           1,592,500

Net loss
     March 31, 2000                                                                     (149,396)         (149,396)
                               -----------       -----------       -----------       -----------       -----------

Balance                          4,408,250             4,408         1,870,592          (528,942)        1,346,058

Notes receivable
     from stockholders'                                               (214,661)                           (214,661)
                               -----------       -----------       -----------       -----------       -----------
Balance
     March 31, 2000              4,408,250       $     4,408       $ 1,655,931       $  (528,942)      $ 1,131,397
                               ===========       ===========       ===========       ===========       ===========

                           DIRECT III MARKETING, INC.

                             Statement of Cash Flows

                      For the Quarter Ended March 31, 2000
                                  (Unaudited)

Cash flows from operating activities:
     Net loss                                                        $  (149,396)
     Adjustments to reconcile net loss to net cash
        used by operations:
            Depreciation and amortization                                    862
        (Increase) decrease  in assets:
            Accounts receivable                                              366
            Prepaid expenses                                               6,170
        Increase (decrease)  in liabilities:
            Accounts payable                                              (7,936)
            Accrued expenses                                             (16,549)
                                                                     -----------
Net cash used by operating activities                                   (166,483)
                                                                     -----------

Cash flows from investing activities:
     Acquisition of property and equipment                                (2,203)
                                                                     -----------
Net cash used in investing activities                                     (2,203)
                                                                     -----------

Cash flows from financing activities:
     Payment of credit facility                                          (55,100)
     Notes receivable from stockholders                                   (3,864)
     Proceeds from issuance of stock                                   1,592,500
                                                                     -----------
Net cash provided by financing activities                              1,533,536
                                                                     -----------

Net increase in cash                                                   1,364,850
Cash and cash equivalents at beginning of period                             742
                                                                     -----------

Cash and cash equivalents at end of period                           $ 1,365,592
                                                                     ===========


                           DIRECT III MARKETING, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1 - Statement of Accounting Principles

         The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States and are unaudited but include all normal recurring adjustments that Direct III Marketing, Inc., considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year.

         Refer to the financial statements and notes in the Form 10SB, filed March 17, 2000, for the year ended December 31, 1999 for additional details of the financial position of Direct III Marketing, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 - Organization

         Direct III Marketing, Inc. (the Company), was in the development stage prior to the quarter ended March 31, 2000.

Note 3 - Liquidity and Business Risk

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue business in its present form is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations. (See Note 4 - Subsequent Events)

Note 4 - Subsequent Events

         During April 2000, the Company advanced $350,000 to a Company that it has agreed to acquire for $1,000,000 and 500,000 shares of common stock. The agreement also contains provisions for the issuance of an additional 2,500,000 shares of stock of Direct III Marketing, Inc. to the acquired company based upon specified earnings parameters. The acquisition is to be accounted for under the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

         We were organized and commenced operations in March 1999. To this day, our efforts have been principally devoted to identifying acquisitions of companies in the marketing business and raising capital.

         Our plan of operation for the next 12 months will consist of continuing to search for acquisitions which meet the company's business model.

         Our actual merger activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, determinations as to commercial potential and the status of the competitive marketplace. The focus and direction of our operations will also be dependent upon the establishment of agreeable arrangements with other companies, the availability of financing and other factors.

RESULTS OF OPERATIONS

Revenue

         We have not generated any revenues from inception and don't anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

         We incurred general and administrative expenses of $106,000 and $24,000 for the three months ended March 2000 and 1999, respectively. The increase in general and administrative expenses in 2000 from 1999 was due to a full three months in business in 2000.

         We anticipate that we will incur increased general and administrative expenses as we move closer to making acquisitions.

Legal and Professional Expenses

         We incurred legal and professional expenses of $40,229 and $0 for the three months ended March 2000, and 1999, respectively. The increase in general and administrative expenses in 2000 from 1999 was attributable to expenses incurred in analyzing potential acquisitions.

         We anticipate that we will incur increased legal and professional expenses as we explore more acquisitions.

Interest Expense

         We incurred interest expense of $8,384 and $0 for the three months ended March 2000, and 1999, respectively. The increase in interest expense is due to investor notes in the amount of $250,000.

         We anticipate that we will pay the notes in full during the second quarter and, as such, interest expense will be reduced accordingly.

Interest Income

         Interest income was $7,004 and $0 for the three months ended March 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash balances resulting from the sale of stock through a private placement.

Net Losses

         We incurred net losses of $149,000 and $24,000 for the three months ended March 2000 and 1999, respectively. The increase in net losses in 2000 from 1999 was attributable to increased operating expenses as the result of a full three months of operations in the quarter ended March 31, 2000.

Liquidity and Capital Resources

         At March 31, 2000, we had cash of approximately $1,366,000. Since inception we have financed our operations from debt and equity financings. During the three months ended March 31, 2000, we used cash of approximately $166,000 to fund our operating activities, principally caused by the net loss of $149,000. In addition, during the three months ended 2000 we used approximately $2,200 to fund our investing activities, principally caused by the acquisition of property and equipment.

         On March 31, 2000, the Company completed the sale of stock through a private placement. The net proceeds from the issuance of stock were $1,592,500 at a purchase price of $2.50 per share.

         We believe that we have sufficient cash on hand at March 31, 2000, to meet expenses in the foreseeable future. However, should an acquisition be completed, additional funds would be required and there can be no assurance that we will generate sufficient revenues, if any, to fund such acquisitions or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

PART II. OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 2000, we issued 667,000 shares of Common Stock at $2.50 per share raising, net of transaction fees, $1,592,000 of cash for the operating needs of the Company.


Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits

              Exhibit No.           Description
              -----------           -----------

              27                     Financial Data Schedule

              (b) We did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                            DIRECT III MARKETING, INC.


Date: June 12, 2000         By: /s/ Robert deRose
                                   --------------------------------------------
                                   Robert deRose,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date: June 12, 2000         By: /s/ James G. Clark
                                   --------------------------------------------
                                   James G. Clark,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                                            Exhibit Index
Exhibit
Number                   Description

27                       Financial Data Schedule.