Form 10QSB
period 2000-06-30
DIRECT III MARKETING INC
filed 2000-08-15
CIK 1103313

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

        Commission file number:


                           DIRECT III MARKETING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                  33-0851387
          --------                                  ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


         12760 High Bluff Drive, Suite 210, San Diego, California 92130
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (858) 793-4151
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

 Common Stock, $0.001 par value, outstanding on June 30, 2000: 4,410,250 shares

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                            Page

        Item 1. Financial Statements

                Balance Sheet                                               3
                Statements of Operations                                    4
                Statements of Cash Flows                                    7
                Notes to Financial Statements                               8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                          --
        Item 2. Changes in Securities                                      11

        Item 3. Defaults Upon Senior Securities                            --

        Item 4. Submission of Matters to a Vote of Security Holders        --

        Item 5. Other Information                                          --

        Item 6. Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                 12

Item 1. Financial Statements.

                           DIRECT III MARKETING, INC.

                                  Balance Sheet

                                                                            June 30,           December 31,
                                                                              2000                 1999
                                                                           (Unaudited)           (Audited)
                                     ASSETS
Current assets:
     Cash                                                                 $   596,670         $       742
     Accounts receivable                                                          383               1,566
     Prepaid expenses                                                          21,344              37,694
     Note receivable                                                          350,000                --
                                                                          -----------         -----------
Total current assets                                                          968,397              40,002
                                                                          -----------         -----------
Property and equipment, net                                                    14,209              13,802
                                                                          -----------         -----------
Other assets                                                                   69,438               4,924
                                                                          -----------         -----------
Total assets                                                              $ 1,052,044         $    58,728
                                                                          ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $    29,866         $    25,363
     Accrued  expenses                                                            300              36,108
     Notes payable                                                              8,974             250,000
     Other current liabilities                                                   --                55,100
                                                                          -----------         -----------
Total current liabilities                                                      39,140             366,571
                                                                          -----------         -----------
Commitments and contingencies                                                    --                  --
Stockholders' deficit:
     Preferred stock-$.001 par value, 10,000,000 shares authorized               --                  --
     Common stock-$.001 par value, 40,000,000 shares authorized
        4,410,250 and 3,741,250 shares issued and outstanding,
        respectively                                                            4,410               3,741
     Additional paid in capital                                             1,875,590             278,759
     Retained deficit                                                        (648,570)           (379,546)
                                                                          -----------         -----------
                                                                            1,231,430             (97,046)
     Less notes receivable from stockholders                                 (218,526)           (210,797)
                                                                          -----------         -----------
Total stockholders' deficit                                                 1,012,904            (307,843)
                                                                          -----------         -----------
Total liabilities and stockholders' equity                                $ 1,052,044         $    58,728
                                                                          ===========         ===========

                           DIRECT III MARKETING, INC.

                             Statement of Operations

                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                              2000                       1999
                                                          -----------                -----------
Revenue                                                   $      --                  $      --

Operating expenses:
     General and administrative                               106,031                     90,758
     Professional fees                                         23,953                     22,603
     Interest expense                                           6,532                       --
     Depreciation                                                 935                        825
                                                          -----------                -----------
        Total operating expenses                              137,451                    114,186
                                                          -----------                -----------
Operating loss                                               (137,451)                  (114,186)

Other income - interest income                                 17,823                      1,381
                                                          -----------                -----------
Loss before income tax provision                             (119,628)                  (112,805)

Income tax provision                                             --                         --
                                                          -----------                -----------
Net loss                                                  $  (119,628)               $  (112,805)
                                                          ===========                ===========
Net loss per share:

     Basic                                                $     0.027                $     0.045
                                                          ===========                ===========
     Diluted                                              $     0.027                $     0.045
                                                          ===========                ===========
Weighted average common shares outstanding:

     Basic                                                  4,408,294                  2,507,333
                                                          ===========                ===========
     Diluted                                                4,408,294                  2,507,333
                                                          ===========                ===========

                           DIRECT III MARKETING, INC.

                             Statement of Operations

                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                              2000                      1999
                                                          -----------                -----------
Revenue                                                   $      --                  $      --

Operating expenses:
     General and administrative                               212,156                    114,917
     Legal and professional                                    64,182                     22,603
     Interest expense                                          14,916                       --
     Depreciation                                               1,797                      1,045
                                                          -----------                -----------
        Total operating expenses                              293,051                    138,565
                                                          -----------                -----------
Operating loss                                               (293,051)                  (138,565)

Other income - interest income                                 24,827                      1,381
                                                          -----------                -----------
Loss before income tax provision                             (268,224)                  (137,184)

Income tax provision                                              800                        800
                                                          -----------                -----------
Net loss                                                  $  (269,024)               $  (137,984)
                                                          ===========                ===========
Net loss per share:

     Basic                                                $     0.065                $     0.082
                                                          ===========                ===========
     Diluted                                              $     0.065                $     0.082
                                                          ===========                ===========
Weighted average common shares outstanding:

     Basic                                                  4,132,327                  1,678,000
                                                          ===========                ===========
     Diluted                                                4,132,327                  1,678,000
                                                          ===========                ===========

                           DIRECT III MARKETING, INC.

                        Statement of Stockholders' Equity

                                  June 30, 2000
                                   (Unaudited)

                                  Number of
                                   Shares           Amount       Paid in Capital       (Deficit)          Total
                                 ---------       -----------     ---------------     -----------       -----------
Balance
     December 31, 1999           3,741,250       $     3,741       $   278,759       $  (379,546)      $   (97,046)

Issuance of stock, net of
     stock issuance costs          667,000               667         1,591,833                           1,592,500

Net loss
     March 31, 2000                                                                     (149,396)         (149,396)
                                 ---------       -----------       -----------       -----------       -----------
Balance                          4,408,250             4,408         1,870,592          (528,942)        1,346,058
Issuance of stock, net of
     stock issuance costs            2,000                 2             4,998                               5,000

Net loss
     June 30, 2000                                                                      (119,628)         (119,628)
                                 ---------       -----------       -----------       -----------       -----------
                                 4,410,250             4,410         1,875,590          (648,570)        1,231,430

Notes receivable
     from stockholders'                                               (218,526)                           (218,526)
                                 ---------       -----------       -----------       -----------       -----------
Balance
     June 30, 2000               4,410,250       $     4,410       $ 1,657,064       $  (648,570)      $ 1,012,904
                                 =========       ===========       ===========       ===========       ===========

                           DIRECT III MARKETING, INC.

                             Statement of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                         2000                          1999
                                                                     -----------                   -----------
Cash flows from operating activities:
     Net loss                                                        $  (269,024)                  $  (137,984)
     Adjustments to reconcile net loss to net cash
        used by operations:
            Depreciation and amortization                                  1,797                         1,045
        (Increase) decrease  in assets:
            Accounts receivable                                            1,183                          --
            Prepaid expenses                                              16,350                        (4,118)
            Other assets                                                 (64,515)                       (4,924)
        Increase (decrease)  in liabilities:
            Accounts payable                                               4,504                        26,107
            Accrued expenses                                             (26,835)                          800
                                                                     -----------                   -----------
Net cash used by operating activities                                   (336,540)                     (119,074)
                                                                     -----------                   -----------
Cash flows from investing activities:
     Note receivable related to planned acquisition                     (350,000)                         --
     Acquisition of property and equipment                                (2,203)                      (16,497)
                                                                     -----------                   -----------
Net cash used in investing activities                                   (352,203)                      (16,497)
                                                                     -----------                   -----------
Cash flows from financing activities:
     Payment of note payable and credit facility                        (305,100)                         --
     Proceeds from credit facility                                          --                         127,204
     Notes receivable from stockholders                                   (7,729)                      (50,849)
     Proceeds from issuance of stock                                   1,597,500                       130,000
                                                                     -----------                   -----------
Net cash provided by financing activities                              1,284,671                       206,355
                                                                     -----------                   -----------
Net increase in cash                                                     595,928                        70,784
Cash and cash equivalents at beginning of period                             742                          --
                                                                     -----------                   -----------
Cash and cash equivalents at end of period                           $   596,670                   $    70,784
                                                                     ===========                   ===========

                           Direct III Marketing, Inc.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

         Refer to the financial statements and notes in the Form 10SB, filed March 17, 2000, for the year ended December 31, 1999, for additional details of the financial position of Direct III Marketing, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 - Organization

         Direct III Marketing, Inc. (the Company), was a development stage company prior to March 31, 2000.

Note 3 - Liquidity and Business Risk

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue business in its present form is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations.

Note 4 - Note Receivable

         During April 2000, the Company advanced $350,000 to a Company with which it has a signed letter of intent to acquire for $1,000,000 and 500,000 shares of common stock. The letter of intent also contains provisions for the issuance of an additional 2,500,000 shares of stock of Direct III Marketing, Inc. to the acquired company based upon specified earnings parameters. The planned acquisition is to be accounted for under the purchase method of accounting. Professional fees related to this acquistion have been capitalized as other assets.

Note 5 - Sale of Common Stock

          On March 31, 2000, the Company completed the sale of stock through a private placement. The proceeds from the issuance of stock were $1,592,500 at $2.50 per share. In May 2000, 2,000 shares of stock were issued at $2.50 per share, resulting in proceeds of $5,000.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2000 and 1999

Revenue

         We have not generated any revenues from inception and don't anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

         We incurred general and administrative expenses of approximately $106,000 and $91,000 for the three months ended June 2000 and 1999, respectively. The increase in general and administrative expenses in the second quarter of 2000 as compared to 1999 was due to additional expenses related to potential acquisitions in 2000.


Legal and Professional Expenses

         Legal and professional fees are related to potential acquisitions and have been capitalized as other assets.

Interest Expense

         We incurred interest expense of $6,532 and $0 for the three months ended June 2000, and 1999, respectively. The increase in interest expense is due to investor notes payable in the amount of $250,000.

Interest Income

         Interest income was $17,823 and $1,381 for the three months ended June 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash resulting from the sale of stock through a private placement.

For the six months ended June 30, 2000 and 1999

Revenue

         We have not generated any revenues from inception and don't anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

         We incurred general and administrative expenses of approximately $212,000 and $115,000 for the six months ended June 2000 and 1999, respectively. The increase in general and administrative expenses in the first six months of 2000 as compared to 1999 was due to additional expenses related to potential acquisitions in 2000.

Legal and Professional Expenses

         Legal and professional fees are related to potential acquisitions and have been capitalized as other assets.

Interest Expense

         We incurred interest expense of $14,916 and $0 for the six months ended June 2000, and 1999, respectively. The increase in interest expense is due to investor notes payable in the amount of $250,000.

Interest Income

         Interest income was $24,827 and $1,381 for the six months ended June 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash resulting from the sale of stock through a private placement.

Net Losses

         For the period from April 1, 2000 to June 30, 2000, the Company incurred a net loss of approximately $120,000 compared to a net loss of approximately $113,000 for the same period in 1999. For the period from January 1, 2000 to June 30, 2000, the Company incurred a net loss of approximately $269,000 compared to a net loss of approximately $138,000 for the same period in 1999.The increase in net losses in 2000 from 1999 was attributable to increased expenses related to potential acquisitions.

Liquidity and Capital Resources

         At June 30, 2000, we had cash of approximately $597,000. Since inception we have financed our operations from debt and equity financings. During the three months ended June 30, 2000, we used cash of approximately $164,000 to fund our operating activities, due to the net loss of $120,000 and capitalized expenditures relating to possible acquisitions. In addition, during the three months ended June 30, 2000 we used approximately $350,000 related to a planned acquisition.

         On March 31, 2000, the Company completed the sale of stock through a private placement. The net proceeds from the issuance of stock were $1,592,500 at a purchase price of $2.50 per share.

         We believe that we have sufficient cash on hand at June 30, 2000, to meet expenses in the foreseeable future. However, additional funds maybe required for additional acquisitions and there can be no assurance that we will generate sufficient revenues, if any, to fund such acquisitions or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

PART II. OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2000, we issued 2,000 shares of Common Stock at $2.50 per share raising $5,000 of cash for the operating needs of the Company.


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


                              DIRECT III MARKETING, INC.


  Date: August 11, 2000       By: /s/ Robert deRose
                                  --------------------------------------------
                                  Robert deRose,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

  Date: August 11, 2000       By: /s/ James G. Clark
                                  --------------------------------------------
                                  James G. Clark,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  Exhibit Index
Exhibit
Number            Description
-------           ------------
27                Financial Data Schedule.