Form 10QSB
period 2000-09-30
DIRECT III MARKETING INC
filed 2000-11-15
CIK 1103313

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended September 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

        Commission file number:
                               -----------------------

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

       Common Stock, $0.001 par value, outstanding on September 30, 2000:
                                4,410,250 shares

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION                                              Page

         Item 1. Financial Statements

                     Balance Sheet                                            3
                     Statements of Operations                                 4
                     Statement of Stockholders Equity                         6
                     Statements of Cash Flows                                 7
                     Notes to Financial Statements                            8

         Item 2. Management's Discussion and Analysis of                      9
                 Financial Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 2.  Changes in Securities                                       11

        Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES

                           DIRECT III MARKETING, INC.

                                  Balance Sheet

                                                                            September 30,         December 31,
                                                                                 2000                  1999
                                                                              (Unaudited)           (Audited)
                                     ASSETS
Current assets:
     Cash                                                                   $   475,583           $       742
     Accounts receivable                                                          1,932                 1,566
     Prepaid expenses                                                            10,231                37,694
     Note receivable                                                            350,000                    --
                                                                            -----------           -----------
Total current assets                                                            837,746                40,002
                                                                            -----------           -----------

Property and equipment, net                                                      16,111                13,802
                                                                            -----------           -----------

Other assets                                                                    100,744                 4,924
                                                                            -----------           -----------

Total assets                                                                $   954,601           $    58,728
                                                                            ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $    25,288           $    25,363
     Accrued  expenses                                                           32,099                36,108
     Notes payable                                                                 --                 250,000
     Other current liabilities                                                     --                  55,100
                                                                            -----------           -----------
Total current liabilities                                                        57,387               366,571
                                                                            -----------           -----------

Commitments and contingencies                                                        --                    --

Stockholders' equity:
     Preferred stock-$.001 par value, 10,000,000 shares authorized                   --                    --
     Common stock-$.001 par value, 40,000,000 shares authorized
        4,408,250 and 3,741,250 shares issued and outstanding,
        respectively                                                              4,410                 3,741
     Additional paid in capital                                               1,875,590               278,759
     Retained deficit                                                          (760,353)             (379,546)
                                                                            -----------           -----------
                                                                              1,119,647               (97,046)
     Less notes receivable from stockholders                                   (222,433)             (210,797)
                                                                            -----------           -----------
Total stockholders' equity                                                      897,214              (307,843)
                                                                            -----------           -----------

Total liabilities and stockholders' equity                                  $   954,601           $    58,728
                                                                            ===========           ===========

                           DIRECT III MARKETING, INC.

                             Statement of Operations

             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                      2000              1999
                                                 -----------        -----------

Revenue                                          $        --        $        --


Operating expenses:
     General and administrative                       93,899             75,329
     Legal and professional                           28,481             25,475
     Interest expense                                    154                 --
     Depreciation                                      1,033                825
                                                 -----------        -----------
        Total operating expenses                     123,567            101,629
                                                 -----------        -----------

Operating loss                                      (123,567)          (101,629)

Other income - interest income                        11,784              1,572
                                                 -----------        -----------

Loss before income tax provision                    (111,783)          (100,057)

Income tax provision                                      --                 --
                                                 -----------        -----------

Net loss                                         $  (111,783)       $  (100,057)
                                                 ===========        ===========

Net loss per share:

     Basic                                       $     0.025        $     0.039
                                                 ===========        ===========

     Diluted                                     $     0.025        $     0.039
                                                 ===========        ===========

Weighted average common shares outstanding:

     Basic                                         4,410,250          2,560,983
                                                 ===========        ===========

     Diluted                                       4,410,250          2,560,983
                                                 ===========        ===========

                           DIRECT III MARKETING, INC.

                             Statement of Operations

              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                     2000                1999
                                                 -----------        -----------

Revenue                                          $        --        $        --


Operating expenses:
     General and administrative                      306,056            190,246
     Legal and professional                           92,662             48,078
     Interest expense                                 15,070                 --
     Depreciation                                      2,829              1,870
                                                 -----------        -----------
        Total operating expenses                     416,617            240,194
                                                 -----------        -----------

Operating loss                                      (416,617)          (240,194)

Other income - interest income                        36,610              2,953
                                                 -----------        -----------

Loss before income tax provision                    (380,007)          (237,241)

Income tax provision                                     800                800
                                                 -----------        -----------

Net loss                                         $  (380,807)       $  (238,041)
                                                 ===========        ===========

Net loss per share:

     Basic                                       $     0.090        $     0.121
                                                 ===========        ===========

     Diluted                                     $     0.090        $     0.121
                                                 ===========        ===========

Weighted average common shares outstanding:

     Basic                                         4,217,189          1,972,328
                                                 ===========        ===========

     Diluted                                       4,217,189          1,972,328
                                                 ===========        ===========

                           DIRECT III MARKETING, INC.

                        Statement of Stockholders' Equity

                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)




                                      Number of
                                       Shares               Amount         Paid in Capital          (Deficit)             Total
                                     ---------          -----------          -----------          -----------          -----------
Balance
     December 31, 1999               3,741,250          $     3,741          $   278,759          $  (379,546)         $   (97,046)

Issuance of stock, net of
     stock issuance costs              667,000                  667            1,591,833                                 1,592,500

Net loss
     March 31, 2000                                                                                  (149,396)            (149,396)
                                     ---------          -----------          -----------          -----------          -----------


Balance                              4,408,250                4,408            1,870,592             (528,942)           1,346,058

Issuance of stock, net of
     stock issuance costs                2,000                    2                4,998                                     5,000

Net loss
     June 30, 2000                                                                                   (119,628)            (119,628)
                                     ---------          -----------          -----------          -----------          -----------

Balance                              4,410,250                4,410            1,875,590             (648,570)           1,231,430

Net loss
     September 30, 2000                                                                              (111,783)            (111,783)
                                     ---------          -----------          -----------          -----------          -----------

Balance                              4,410,250                4,410            1,875,590             (760,353)           1,119,647

Notes receivable
     from stockholders                                                          (222,433)                                 (222,433)
                                     ---------          -----------          -----------          -----------          -----------

Balance
     September 30, 2000              4,410,250          $     4,410          $ 1,653,157          $  (760,353)         $   897,214
                                     =========          ===========          ===========          ===========          ===========

                           DIRECT III MARKETING, INC.

                             Statement of Cash Flows

              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                  2000                 1999
                                                             -----------           -----------
Cash flows from operating activities:
     Net loss                                                $  (380,807)          $  (238,041)
     Adjustments to reconcile net loss to net cash
        used by operations:
            Depreciation and amortization                          2,829                 1,870
        (Increase) decrease  in assets:
            Accounts receivable                                     (366)               (3,869)
            Prepaid expenses                                      27,463                    --
            Other assets                                         (95,820)               (4,924)
        Increase (decrease)  in liabilities:
            Accounts payable                                         (75)               25,068
            Accrued expenses                                      (4,009)                  800
                                                             -----------           -----------
Net cash used by operating activities                           (450,785)             (219,096)
                                                             -----------           -----------

Cash flows from investing activities:
     Note receivable related to planned acquisition             (350,000)
     Acquisition of property and equipment                        (5,138)              (16,497)
                                                             -----------           -----------
Net cash used in investing activities                           (355,138)              (16,497)
                                                             -----------           -----------

Cash flows from financing activities:
     Payment of note payable and credit facility                (305,100)              164,705
     Proceeds from credit facility                                    --                    --
     Notes receivable from stockholders                          (11,636)              (51,824)
     Proceeds from issuance of stock                           1,597,500               180,000
                                                             -----------           -----------
Net cash provided by financing activities                      1,280,764               292,881
                                                             -----------           -----------

Net increase in cash                                             474,841                57,288

Cash and cash equivalents at beginning of period                     742                    --
                                                             -----------           -----------

Cash and cash equivalents at end of period                   $   475,583           $    57,288
                                                             ===========           ===========

                           Direct III Marketing, Inc.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

Note 4 - Note Receivable

         During April 2000, the Company advanced $350,000 to a company with which it has a signed letter of intent to acquire for $1,000,000 and 500,000 shares of common stock. The letter of intent also contains provisions for the issuance of an additional 2,500,000 shares of stock of Direct III Marketing, Inc. to the acquired company based upon specified earnings parameters. The planned acquisition is to be accounted for under the purchase method of accounting. Professional fees related to this acqusition have been capitalized as other assets.

Note 5 - Sale of Common Stock

         On March 31, 2000, the Company completed the sale of stock through a private placement. The proceeds from the issuance of stock were $1,592,500 at $2.50 per share. In May 2000, 2,000 shares were issued at $2.50 per share, resulting in proceeds of $5,000.

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

RESULTS OF OPERATIONS

             For the Three Months ended September 30, 2000 and 1999

Revenue

         We have not generated any revenues from inception and don't anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

         We incurred general and administrative expenses of $94,000 and $75,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses in the third quarter of 2000 from 1999 was due to additional expenses incurred performing due diligence on potential acquisitions in 2000.

Legal and Professional Expenses

         Legal and professional fees are related to potential acquisitions and have been capitalized as other assets.

Interest Expense

         We incurred interest expense of $154 and $0 for the three months ended September 30, 2000, and 1999, respectively.

Interest Income

         Interest income was $11,784 and $1,572 for the three months ended September 30, 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash balances resulting from the sale of stock through a private placement.

              For the Nine Months ended September 30, 2000 and 1999

Revenue

         We have not generated any revenues from inception and don't anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

         We incurred general and administrative expenses of approximately $306,000 and $190,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses in the first nine months of 2000 as compared to 1999 was due to additional expenses incurred performing due diligence of potential acquisitions in 2000.

Legal and Professional Expenses

         Legal and professional fees are related to potential acquisitions and have been capitalized as other assets.

Interest Expense

         We incurred interest expense of $15,070 and $0 for the nine months ended September 30, 2000, and 1999, respectively. The increase in interest expense is due to investor notes payable in the amount of $250,000.

Interest Income

         Interest income was $36,610 and $2,953 for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash resulting from the sale of stock through a private placement.

                                   Net Losses

         For the period from July 1, 2000 to September 30, 2000, the Company incurred a net loss of approximately $112,000 compared to a net loss of approximately $100,000 for the same period in 1999. For the period from January 1, 2000 to September 30, 2000, the Company incurred a net loss of approximately $381,000 compared to a net loss of approximately $238,000 for the same period in 1999. The increase in net losses in 2000 from 1999 was attributable to increased operating expenses incurred in analysis and due diligence of potential acquisitions.

Liquidity and Capital Resources

         At September 30, 2000, we had cash of approximately $476,000. Since inception we have financed our operations from debt and equity financings. During the three months ended September 30, 2000, we used cash of approximately $121,000 to fund our operating activities, due to the net loss of approximately $112,000 and capitalized expenditures relating to possible acquisitions.

         On March 31, 2000, the Company completed a sale of stock through a private placement. The proceeds from the issuance of stock were $1,592,500 at a purchase price of $2.50 per share.

         We believe that we have sufficient cash on hand at September 30, 2000, to meet expenses in the foreseeable future. However, should an acquisition be completed, additional funds would be required and there can be no assurance that we will generate sufficient revenues, if any, to fund such acquisitions or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         There were no issuances of stock during the quarter ending September 30, 2000.

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


                                DIRECT III MARKETING, INC.



Date: November 14, 2000         By: /s/ Robert deRose
                                    -------------------------
                                     Robert deRose,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: November 14, 2000         By: /s/ James G. Clark
                                    -------------------------
                                    James G. Clark,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index
                                  -------------
Exhibit
Number            Description
------            -----------
27                Financial Data Schedule.