Form 10KSB40
period 2000-12-31
DIRECT III MARKETING INC
filed 2001-04-02
CIK 1103313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                  FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from
                           _______  to  __________

                       Commission File Number: 000-29995

                               ----------------

                           DIRECT III MARKETING, INC.
                 (Name of Small Business Issuer in Its Charter)

                Delaware                               33-0851387
                                          (I.R.S. Employer Identification No.)
     (State or other jurisdiction of
     incorporation or organization)

 12760 High Bluff Drive, Suite 210, San                  92130
           Diego, California                           (Zip Code)
    (Address of Principal Executive
                Offices)

         Issuer's Telephone Number, Including Area Code: (858) 793-4151

                               ----------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State the amount of issuer's revenues for its most recent fiscal year: None

   The aggregate approximate market value of the Registrant's common stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price of $5.875 on December 31, 2000, as reported by Reuters, was approximately $14,213,693. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   On December 31, 2000, 4,410,250 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DIRECT III MARKETING, INC.

                         2000 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

 Section                                                              Page No.
 -------                                                              --------


                                     PART I

 ITEM 1.   DESCRIPTION OF BUSINESS.................................       1


 ITEM 2.   DESCRIPTION OF PROPERTIES...............................       4


 ITEM 3.   LEGAL PROCEEDINGS.......................................       4


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....       4

                                    PART II

 ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.................................................       5


 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................       6


 ITEM 7.   FINANCIAL STATEMENTS....................................       9


 ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.....................       9

                                    PART III

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......      10


 ITEM 10.  EXECUTIVE COMPENSATION..................................      12


 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..............................................      13


 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........      13


 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K........................      14

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

   Direct III Marketing, Inc., was incorporated on March 26, 1999, and all of the outstanding shares of capital stock of the corporation were owned by Whirlwind Ventures, Inc., a Florida corporation. On May 24, 1999, Whirlwind Ventures, Inc., was merged into Direct III Marketing, Inc., with Direct III Marketing, Inc., being the surviving corporation and assuming all obligations and obtaining all rights of Whirlwind Ventures, Inc. On the merger date, each issued and outstanding share of Whirlwind Ventures, Inc., was exchanged for one share of capital stock of Direct III Marketing, Inc., and the outstanding shares of common stock of Direct III Marketing, Inc., owned by Whirlwind Ventures, Inc., at the time of the merger were canceled.

Industry Overview

   Overview--Direct marketing has been used for a variety of purposes, including lead-generation and prospecting for new customers and the potential to introduce new products and services and establishing new products for new and existing customers. Direct marketing requires the identification and analysis of customers and purchasing patterns enabling businesses to more easily identify and create a customized message aimed at a highly defined audience. Direct marketing activity traditionally consisted principally of direct mail, but now has expanded into the use of multiple mediums including telemarketing, print, television, radio, video, CD-ROM, on-line services, the Internet and a variety of other interactive marketing formats.

   Industry Growth--The use of direct marketing has increased over the last few years due in part to the relative cost efficiency of direct marketing compared to mass marketing, as well as the rapid development of more powerful and more cost-effective information technology and data capture capabilities.

   Industry Consolidation--The direct marketing industry is extremely fragmented. There are almost 11,000 direct marketing service and database service businesses in the United States. The Company believes that most of such businesses are small, specialized companies which offer limited services. However, industry consolidation has increased in the last few years resulting in a greater number of large companies providing services similar to those provided by the Company. The Company believes that much of this consolidation is due to:

  . economies of scale in hardware, software and other marketing resources;

  . cross-selling of services; and

  . coordinating various components of direct marketing and media programs within a single, reliable environment.

   The Company believes these trends are likely to continue due in part to client demand for more cost-effective service to perform increasingly complex functions.

   Over the next decade demographic shifts and changes in lifestyle, combined with new marketing mediums, are expected to create higher demand by businesses for marketing information and services to provide businesses with direct access to their customers and a more efficient means of targeting specific audiences and developing long-term customer relationships. According to a study commissioned by the Direct Marketing Association ("DMA"), expenditures for direct marketing services in 1997 reached $153 billion. The study estimated that annual direct marketing advertising expenditures may grow to $205 billion by the year 2001, including $84.4 billion on telemarketing. Corporate marketing departments often lack the technical expertise to create, manage and control highly technical aspects of the direct marketing process. As a result, the Company believes that there is a growing trend among direct marketers to outsource direct marketing programs.

Operational Plans

   Through acquisitions of companies in the three areas targeted by the Company, the Company intends to provide direct marketing and database marketing, custom telemarketing, media planning and buying, multi media marketing, online consulting and commerce, Web design, interactive fulfillment, student loan financial services, and other direct marketing activities to a diverse group of clients located throughout the United States. These services will include customer and market data analysis, database creation and analysis, data warehousing, merge/purge, predictive behavioral modeling, list processing, brokerage and management, data enhancement, other direct marketing information services, Web site design and hosting, product warehousing and fulfillment, and custom outbound telemarketing services. The Company believes it can create expertise in applying these marketing tools increasing the productivity of its clients' marketing expenditures. The Company seeks to become an integral part of its potential clients' marketing programs and to foster long-term client relationships thereby providing recurring revenue opportunities.

Strategy

   Direct III Marketing, Inc., intends to acquire companies in three specific areas (and subsets of each) of the marketing field. These areas consist of the following:

     1. Traditional Direct Marketing Companies,

     2. Internet Marketing Companies, and

     3. Telemarketing Companies.

   Direct marketing is used for a variety of purposes including lead-generation and prospecting for new customers, enhancing existing customer relationships, exploring the potential for new products and services and establishing new products. Unlike traditional mass marketing, aimed at a broad audience and focused on creating image and general brand or product awareness, successful direct marketing requires the identification and analysis of customers and purchasing patterns. Such patterns enable businesses to more easily identify and create a customized message aimed at a highly defined audience. Direct marketing activity traditionally consisted principally of direct mail, but now has expanded into the use of multiple mediums including telemarketing, print, television, radio, video, CD- ROM, on-line services, the Internet and a variety of other interactive marketing formats. The success of a direct marketing program is the result of the analysis of customer information and related marketing data. Database management capabilities allow for the creation of customer lists with specific, identifiable attributes. Direct marketers use these lists to customize messages and marketing programs to generate new customers whose purchasing patterns can be statistically analyzed to isolate key determinants. In turn, this enables direct marketers to continually evaluate and adjust their marketing programs, to measure customer response rates in order to assess returns on marketing expenditures, and to increase the effectiveness of such marketing programs. Database management covers a range of services, including general marketing consultation, execution of marketing programs and the creation and development of customer databases and sales tracking and data analysis software. Data analysis software consolidates and analyzes customer profile information to find common characteristics among buyers of certain products. The results of such tracking and analysis are used to define and match customer and product attributes from millions of available database files for future direct marketing applications. The process is one of continual refinement, as the number of points of contact with customers increases, together with the proliferation of mediums available to reach customers.

   Internet marketing consists of web site creation and hosting, e-commerce solutions, and marketing solutions that enable Internet retailers to market customers on a personalized, one-to-one basis in real time. Based on a customer's interaction at a site, programs are designed on-the-fly to adjust marketing messages and product offerings to that customer. The goal is to attract more customers, generate more products per order and increase customer loyalty. This is accomplished through the analysis of past and current customer behavior, including purchase history, stated preferences, demographic information and Internet browsing behavior. Based on this information, proprietary collaborative filtering technology is used to anticipate other merchandise or information a customer is likely to be interested in purchasing or viewing.

   Telemarketing projects generally require significant amounts of customer information supplied by the client or third party sources. Custom telemarketing programs seek to maximize a client's direct marketing results by utilizing appropriate databases to communicate with a specific audience. This customization is often achieved through sophisticated and comprehensive data analysis which identifies psychographic, cultural and behavioral patterns in specific geographic markets.

   The Company's strategy is to become a value-added premium provider of marketing services to its clients by:

  . Increasing revenues by expanding the range of marketing services offered and by selling additional services to existing clients;

  . Deepening market penetration in new industries and market segments;

  . Developing existing and creating new proprietary database software and database management applications; and

  . Pursuing strategic acquisitions, joint ventures and marketing.

Sales and Marketing; Customers

   The Company's target customers will be any companies (particularly mid-size companies, both public and private) needing or utilizing a strategic, direct marketing plan, including execution of that plan. The Company currently has no customers.

Competition

   The direct marketing services industry is highly competitive and fragmented, with no single dominant competitor. The Company will compete with companies that have more extensive financial, marketing and other resources and substantially greater assets than those of the Company, thereby enabling such competitors to have an advantage in obtaining client contracts where sizable asset purchases or investments are required. The Company also will compete with companies with operating histories and established customer bases. Additionally, we will compete with in-house database management, telemarketing and direct mail operations of certain of its potential clients. Competition is based on quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it will be able to compete favorably in this market because of the experience of its management team. Some of the Company's principal competitors will be:

     1. Marketing Services Group, Inc. (Main Competitor

     2. Harte-Hanks, Inc.

     3. Abacus Direct Corporation

     4.  24/7 Media, Inc.

     5. ADVO, Inc.

     6. HA LO Industries

     7. Modem Media. Poppe Tyson

     8. Access Worldwide Communications, Inc.

     9. Telespectrum Worldwide, Inc.

   These competitors cover all three areas in which Direct III Marketing, Inc., intends to compete. In addition, some of the listed competitors are in fields which are subsets of the three areas in which the Company intends to compete.

   There are relatively low barriers to entering the marketing arena, especially the Internet marketing services area. The current market is highly competitive and the Company anticipates that new competitors will continue to enter the market.

Government Regulation

   The telemarketing industry has become subject to an increasing amount of federal and state regulation during the past five years. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentations in telemarketing sales. The FTC's new telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation, prohibit a telemarketer from calling a consumer when that consumer has instructed the telemarketer not to contact him or her, prohibit a telemarketer from calling prior to 8:00 a.m. or after 9:00 p.m., and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. Violation of these rules may result in injunctive relief, monetary penalties or disgorgement of profits, and can give rise to private actions for damages. Additional federal or state consumer-oriented legislation could limit the telemarketing activities of the Company or its clients or significantly increase the costs of regulatory compliance.

   Credit and Personal Information Issues--In addition, the growth of information and communications technology has produced a proliferation of information of various types and has raised many new issues concerning the privacy of such information. Congress and various state legislatures have considered legislation which would restrict access to, and the use of, credit and other personal information for direct marketing purposes. The direct marketing services industry, including the Company, could be negatively impacted in the event any of these or similar types of legislation are enacted.

Employees

   As of December 31, 2000, the Company employed two (2) persons, the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer. The Company believes its relations with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES.

   Our offices are located in San Diego, California. The office space comprises a total of approximately 1,981 rentable square feet. The premises are subject to a lease, under which Direct III Marketing, Inc., is the tenant, dated March 17, 1999, and expires on March 16, 2004. Annual rent is $51,109.80, in addition to pass-through of (1) utilities, (2) increases in real estate taxes, (3) assessments, (4) increases in insurance. We have one additional three (3) year option to renew. We currently sublet two offices within the office space to a third party on a month to month basis for minimal rent. This office space is adequate for our present and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of the Common Stock

   Prior to April 27, 1999, the Company common stock did not trade. The common stock began trading on April 27, 1999, in the over-the-counter market through the OTC Bulletin Board under the symbol "DRCT." The market for our common stock is sporadic, and the quarterly average daily volume of shares traded during the year 2000 ranged from a low of 17,231 shares to a high of 26,424 shares. The following table presents the range of the high and low closing price and average daily volume (computed for days in which the shares traded) information for our common stock for the periods indicated, which information was provided by Reuters. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                                  Average Daily
                                                     High   Low  Volume (Shares)
                                                    ------ ----- ---------------
   Year Ended December 31, 1999
     First Quarter.................................  N/A    N/A        N/A
     Second Quarter................................ $8.00  $2.25     14,509
     Third Quarter.................................  7.625  5.75      8,466
     Fourth Quarter................................  9.25   6.50      7,300
   Year Ended December 31, 2000
     First Quarter................................. 12.00   7.50     19,942
     Second Quarter................................ 16.00   8.00     24,367
     Third Quarter................................. 15.625 11.00     17,231
     Fourth Quarter................................ 14.125  3.50     26,424

   Records of our stock transfer agent indicate that as of December 31, 2000, there were 51 record holders of our common stock.

Dividend Policy

   The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company currently anticipates that it will retain all of its future earnings, if any, for use in the operation of its business and does not anticipate paying any cash dividends on its common shares in the forseeable future.

Recent Sales of Unregistered Securities

   The following sets forth all sales of unregistered securities by Direct III Marketing, Inc. since its incorporation and merger with Whirlwind Ventures, Inc., on April 21, 1999:

   In September 1999, the Company issued a $50,000 promissory note, 6,250 shares of its common stock, and a warrant for the purchase of 6,250 additional shares of common stock at $6.00 per share to Laurence S. Rivkin, as Trustee of the L.N.R. Family Trust, who made representations stating that the trust was an "accredited investor" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act). The Company also issued a $200,000 promissory note, 25,000 shares of its common stock, and a warrant for the purchase of 25,000 additional shares of common stock at $6.00 per share to Salvatore Asaro, who made representations stating that he was an "accredited investor" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act).

   During 2000, the Company issued 669,000 shares of common stock at $2.50 per share to the following persons in the amounts set forth immediately hereafter. All participants made representations stating that the purchaser was an "accredited investor" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act). The offering price of $2.50 per share was determined based on the market conditions and arms length negotiations with potential investors. These offerings were made pursuant to Section 4(2) under the Securities Act of 1933, as amended.

   Name                                                                  Shares
   ----                                                                  -------
   Paul R. Frankel, Trustee.............................................   2,000
    Paul R. Frankel Separate Property Trust
   Missouri Breaks, Inc.................................................   2,000
   Sean H. O'Neal.......................................................   1,000
   Fabrizio Balestri....................................................   3,000
   Dr. Anthony F. Smith.................................................   5,000
   Henry N. Pontell.....................................................   8,000
   David C. Zeiger, Trustee.............................................  12,000
     David C. Zeiger Trust
   Robert J. Filderman, Trustee.........................................   4,000
    FBO Filderman Family Trust
   Charles J. Lidman, Trustee...........................................  10,000
    CJL Family Trust
   Barry L. Seidman.....................................................  10,000
   Arnold Zousmer, Trustee..............................................  10,000
    Arnold Zousmer & Michele Zousmer Family Trust
   Lancer Partners Limited Partnership.................................. 160,000
   Lancer Offshore Inc.................................................. 320,000
   Martin H. Garvey.....................................................  10,000
   Eric Hauser..........................................................  10,000
   Michael Lauer........................................................ 100,000
   Daniel J. Greenberg, Trustee,........................................   2,000
    D&J Greenberg Trust

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

   When used in this Report, words or phrases such as "will," "will likely result," "management expects," "we expect," "will continue," "is anticipated," "estimated," intends or other similar expressions adverting to the future are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, changes in the cost of acquisition activities from current estimates, determinations as to commercial potential and the status of the competitive market place other competitive factors and other risk factors.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and accompanying notes. This document contains certain forward-looking information, which involves risks and uncertainties. The actual results could differ from the results we anticipate.

Overview

   The Company was organized and commenced operations in March 1999. To this day, the Company has been principally devoted to identifying potential acquisitions in the direct marketing, internet marketing, student loan marketing, and telemarketing areas as well as raising capital to pursue these acquisitions. Where deemed warranted, the Company has vigorously pursued potential acquisitions.

   Grad Partners, Inc., a wholly owned subsidiary of the Company, was incorporated in Delaware on October 3, 2000 to participate in the student loan industry. The accounts of Grad Partners, Inc. have been consolidated with the accounts of Direct III Marketing, Inc., and are included in the discussion below. Significant inter-company accounts and transactions have been eliminated.

   Our plan of operation for the next 12 months will consist of continuing to search for opportunities that meet the company's business model. The year 2000 was the first full year of operations for the Company.

   Our actual acquisition activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, determinations as to commercial potential and the status of the competitive marketplace. The focus and direction of our operations will also be dependent upon the establishment of agreeable arrangements with other companies, the availability of financing and other factors.

Results of Operations

 For the Years Ended December 31, 2000 and 1999

   Revenue

   Although the Company has commenced operations, there have not been any acquisitions by the Company or other sources to provide revenues. The Company had interest income of approximately $66,000 and $12,000 for the years ended December 31, 2000, and 1999, respectively.

   General and Administrative Expenses

   General and administrative expenses for the year ended December 31, 2000, compared with the year ended December 31, 1999 have increased by approximately $203,000. This is primarily due to additional expenses, including consultant's fees of an additional $32,000, incurred performing due diligence on potential acquisitions in 2000. Other increases during the year ended December 31, 2000 include an increase of approximately $10,000 for rent expense, approximately $40,000 for insurance, and approximately $54,000 for salary and payroll tax. For the year ended December 31, 1999, general and administrative expenses accounted for approximately 80% of Company expenses, the majority of which were payroll related expenses. General and administrative expenses were approximately $506,000 and $303,000 for the years ended December 31, 2000, and 1999, respectively.

   Legal and Professional Expenses

   Legal and professional fees are related to potential acquisitions and required regulatory filings and have increased by approximately $110,000 for the year ended December 31, 2000, when compared with the year ended December 31, 1999. The Company had increased legal fees of approximately $73,000. Legal and professional fees for the year ended December 31, 1999, were approximately $73,000. These fees are related to potential acquisitions and required regulatory filings. Legal and professional fees were approximately $184,000 and $73,000 for the years ended December 31, 2000, and 1999, respectively.

   Interest Expense

   Interest expense increased by approximately $6,000 for the year ended December 31, 2000, when compared with the year ended December 31, 1999. The Company paid all notes payable due in 2000. Interest expense for the years ended December 31, 2000, and 1999 were approximately $15,000 and $9,000, respectively.

   Note Receivable

   A note receivable from an unrelated party in connection with a proposed acquisition in 2000 for $350,000 was originally due on October 31, 2000. The Company is currently renegotiating the terms of the note. The Company has established a note receivable reserve to fully offset the note receivable and any accrued interest income. For the year ended December 31, 2000, the Company recorded a note receivable reserve of $370,417 with respect to the note receivable. The Company does not anticipate consummating the acquisition at this time.

   Interest Income

   Interest income was approximately $66,000 for the year ended December 31, 2000, and approximately $12,000 for the year ended December 31, 1999. The increase in interest income is due to the increase in available cash balances resulting from the sale of stock through private placement.

   Net Losses

   For the year ended December 31, 2000, the Company incurred a net loss of approximately $1,014,000 compared to a net loss of approximately $377,000 for the year ended December 31, 1999. The increased net loss in 2000 from 1999 was mainly attributable to increased operating expenses incurred in the analysis and due diligence of potential acquisitions, a reserve associated with a note receivable, and the first full year of operations.

Liquidity and Capital Resources

   At December 31, 2000, the Company had available cash of approximately $279,000. Since inception Company operations have been financed by debt and equity financings. During the year ended December 31, 2000, the Company obtained cash of $1,597,500 from the sale of stock, net of commissions. Cash was utilized to purchase approximately $10,000 of property and equipment and to pay notes payable of $250,000 and $350,000 was loaned to an unrelated party in connection with a proposed acquisition in 2000. Operations used cash of approximately $1,033,000. During the year ended December 31, 1999, the Company obtained cash of approximately $282,000 from the sale of stock and $250,000 from debt financing. In 1999, Cash was utilized to purchase approximately $16,000 of property and equipment. Operations used cash of approximately $370,000.

   The Company intends to raise additional funds through private placements of equity securities or through other financing sources over the next twelve (12) months. These funds are to be utilized for acquisitions.

Recent Transactions

   Effective January 26, 2001, the Company has a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The letter of intent for the acquisition has a break-up fee provision of $500,000 should the acquisition not be consummated within the time frame defined in that letter of intent. The obligation of the parties to consummate the transaction contemplated by the letter of intent is subject to the execution of a definitive agreement and other customary conditions.

ITEM 7. FINANCIAL STATEMENTS.

   (a) The following financial statements of the Company are included in a separate Section of this Annual Report commencing on page F-1:

     Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 2000 and December 31,
  1999

     Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999

    Consolidated Statements of Changes of Stockholders' Equity for the Years Ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

   The Directors and executive officers of Direct III Marketing, Inc., their ages, and positions are set forth below:

Name                     Age Position
----                     --- --------
Robert deRose...........  54 Director and CEO
Michael H. Shaut........  50 Director, President, and COO as of March 1, 2001
James G. Clark..........  41 Director, Executive Vice President, and Chief Financial Officer
Douglas L. Feist........  53 Director, Executive Vice President, and Secretary
Martin A. Mayer.........  57 Director

   Robert deRose, Director and Chief Executive Officer of the Company. Mr. deRose has been a Director, President, and Chief Executive Officer since April 1999 until March 1, 2001, wherein Mr. Shaut became President of the Company. Mr. deRose was the President and CEO of American Express Educational Loans, one of the largest student financial aid lenders in the country from October 1995 through January 1998, and continued to provide consulting services through April 1999. Mr. deRose founded The Educational Funding Company LLC (American Express Education Loans), and grew it in size for an American Express acquisition by developing innovative direct marketing programs in telemarketing, direct mail, and e-commerce, while successfully integrating all three. Prior to the Educational Funding Company, Mr. deRose held senior management positions in Wall Street.

   Michael H. Shaut, Director, President and Chief Operating Officer of the Company and President of Grad Partners, Inc., a wholly owned subsidiary of the Company. Mr. Shaut has been a Director, President, and Chief Operating Officer of the Company since March 1, 2001, and President of Grad Partners since its incorporation on October 3, 2000. Mr. Shaut was formerly the President and Chief Executive Officer of Student Loan Funding Resources, Inc., from 1999 and 2000, an originator and secondary marker purchaser of federally guaranteed and private student loans. Mr. Shaut was instrumental in selling the company to Student Loan Marketing Association (Sallie Mae) in 2000. Prior to returning to Student Loan Funding Resources, Inc., Mr. Shaut was President of Education Planning Services, Inc., during 1998 and 1999, a joint venture company with Arthur Anderson, LLC, focused on providing strategic consulting services to the higher education finance community. From December 1995 through June of 1998, Mr. Shaut was Executive Vice President and Chief Operating Officer of The Student Loan Funding Corporation, (nka "Student Loan Funding Resources, Inc."), wherein Mr. Shaut managed the day to day operations of the company. Prior to that time, Mr. Shaut was a partner in the law firm of Kohrman, Jackson, & Krantz, and Senior Vice President of Society/Ameritrust Corporation.

   James G. Clark, Director, Executive Vice President, and Chief Financial Officer of the Company and Chief Financial Officer of Grad Partners, Inc. Mr. Clark has been a Director and Chief Financial Officer of the Company since April 1999, Executive Vice President since March 1, 2001, and Chief Financial Officer of Grad Partners, Inc., since its incorporation by the Company. Mr. Clark was formerly the Chief Financial Officer of DTS Communications, Inc.
(DTS), a software development company bringing electronic closing services (over the Internet) to the real estate industry from May 1996 to February 1998. DTS was eventually merged into Ocwen Financial Corporation, a New York Stock Exchange member (OCN). In his role as the CFO, Mr. Clark was responsible for all of the financial affairs of the Company, including budgeting, banking, cash management, investor relations, insurance, and financial reporting. Mr. Clark was also responsible for developing and implementing the Company's procedures in the areas of purchasing, collections/accounts receivable, inventory, credit approval, payroll/human resources, payment terms, and travel. Prior to joining DTS, Mr. Clark was the Chief Financial Officer of Lava Enterprises, Inc. from March 1994 to May 1996. Additionally, Mr. Clark was a senior manager with KPMG Peat Marwick from August 1985 to December 1991 where he was responsible for serving an extensive range of clients in all types of business matters.

   Douglas L. Feist, Director, Executive Vice President, Secretary, and General Counsel for the Company and Secretary of Grad Partners, Inc. Mr. Feist has been a Director, Secretary, and General Counsel since April 1999, Executive Vice President since March 1, 2001, and Secretary of Grad Partners, Inc., since its incorporation by the Company. Mr. Feist was a partner in the law firm of Hinchy, Witte, Wood, Anderson, and Hodges from February 1991 through January 1993, and Senior Vice President and General Counsel of UBL Financial Corporation, an insurance services holding company, from February 1993 through December 1998. Mr. Feist joined Mr. deRose at The Educational Funding Company LLC (American Express Educational Loans) in October 1995 as an owner, Senior Vice President and General Counsel, and was instrumental in the negotiations with American Express during the acquisition.

   Martin A. Mayer, Director and Consultant. Mr. Mayer has been a director since April, 1999. Mr. Mayer currently is a member of the Board of Directors of Paper Warehouse, a public company headquartered in Minnesota. In addition, Mr. Mayer has been an adjunct professor of marketing at the University of San Diego since 1995 and has been an independent financial consultant since 1992. Mr. Mayer was a managing partner with KPMG, LLC., a public accounting firm, from 1973 until 1992.

Committees

   Our Board of Directors has established a Compensation Committee to manage and oversee the Direct III Marketing, Inc., 1999 Stock Option Plan, adopted by the Board of Directors on April 21, 1999. The Compensation Committee will recommend to the Board of Directors the granting of certain qualified and non-qualified stock options to employees and non-employee Directors of the Company. The Board of Directors has appointed Robert deRose and Douglas L. Feist, as the initial members of the Compensation Committee.

Director Compensation

   Our Directors have not received any compensation for their services as Directors in the past. At this time, we do not intend to pay directors who are not employed by us any fee for attending the meetings of the Board of Directors.

Beneficial Ownership Reporting Compliance

   Section 16(a) of the Security Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on review of the copies of such forms received by the Company, we believe that during the fiscal year ended December 31, 2000, all officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that of Robert deRose, James C. Clark, Douglas L. Feist, and Martin A. Mayer each omitted to file one timely report on Form 5 to report the issuance of stock options pursuant to the Company's 1999 Stock Option Plan.

ITEM 10. EXECUTIVE COMPENSATION.

   The following table reflects the compensation paid or accrued during the 2000, which began on January 1 ended on December 31, 2000:

                           Summary Compensation Table

                                                                     All other
Name and Principal Position               Year  Salary  Bonus Other Compensation
---------------------------               ---- -------- ----- ----- ------------
Robert deRose ........................... 2000 $150,000  --    --       --
 President and CEO                        1999 $118,750  --    --       --

James G. Clark........................... 2000 $ 90,000  --    --       --
 Chief Financial Officer                  1999 $ 71,250  --    --       --

   The following table contains information concerning stock options granted to officers and Directors through December 31, 2000.

                              Stock Option Grants

                               Number of
                         Securities Underlying % of Total Options  Exercise
                           Options/Warrants        Granted to      or Base
          Name                  Granted        Employees/Directors  Price    Expiration Date
          ----           --------------------- ------------------- -------- -----------------
Robert deRose...........        100,000               86.9%         $4.00   December 28, 2010
 Employee/Officer

James G. Clark..........         15,000               13.1%         $4.00   December 28, 2010
 Employee/Officer

Employment Agreement

   Prior to the merger with the Company, Robert deRose executed an Employment Agreement with Whirlwind Ventures, Inc., providing for Mr. deRose's employment as President and Chief Executive Officer of Whirlwind Ventures, Inc. Upon the merger, the Company assumed the Employment Agreement with Mr. deRose. The Employment Agreement is for a term of two and one-half (2 1/2) years, and thereafter continues on a month to month basis. The Employment Agreement provides for compensation consisting of (i) annual base compensation of $150,000, and (ii) certain fringe and other employee benefits that are made available to the senior executives of the Company. In the event Mr. deRose's employment is terminated by the Company for any reason other than his death or disability or for "cause" (as defined in the Employment Agreement), Mr. deRose will be entitled to receive his Base Salary (as defined in the Employment Agreement) for a period of ninety (90) days, including certain benefits and COBRA coverage. In the event of Mr. deRose's death or disability or termination without cause, Mr. deRose or his estate shall receive Mr. deRose's Base Salary for eighteen (18) months, including participation for twelve (12) months after the date of termination in all medical, dental, hospitalization, life and disability insurance coverage and any other employee benefits in which Mr. deRose was participating in at the time of termination.

Stock Option Plan

   On April 21, 1999, the Board of Directors adopted the Direct III Marketing, Inc., 1999 Stock Option Plan, effective April 21, 1999 (the "Plan"). This Plan provides for the grant of incentive stock options and non-qualified stock options to employees selected by the Board of Directors and/or Compensation Committee. The Plan also sets forth applicable rules and regulations for stock options granted to non-employee Directors. As of the date hereof, 685,000 options are outstanding under the Plan. The Plan is subject to stockholder approval and will be submitted to the stockholders at the Company's annual meeting in 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within sixty 60 days pursuant to options, warrants, conversion privileges or other rights) of the Company as of December 31, 2000 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by the Company to own beneficially more than five percent (5%) of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

                                                                                    Amount and
                                                                                    Nature of
Name                                            Address                        Beneficial Ownership  Percent
----                                            -------                        --------------------  -------
Robert deRose........... Post Office Box 8082 Rancho Santa Fe, CA 92067             1,080,000(1)(2)  23.94%

Michael H. Shaut........ 12760 High Bluff Drive, Suite 210 San Diego, CA 92130            --            --

James G. Clark.......... 1750 Pacific Beach Drive San Diego, CA 92109                 115,000(2)      2.60%

Douglas L. Feist........ 12760 High Bluff Drive, Suite 210 San Diego, CA 92130         65,000(2)      1.47%

Martin A. Mayer......... 3324 Harbor View Drive San Diego, CA 92106                    55,000(2)      1.21%

All officers and
 directors as a group...                                                            1,315,000(1)(2)  28.93%

FAC Enterprises, Inc.... 4960 South Virginia Street, Suite 300 Reno, NV 89502         255,898         5.80%

Lancer Offshore, Inc.... Kama Flamboyna, Suite 9 Curacao, Netherlands Antilles        320,000         7.26%

SPH Investments, Inc.... 648 Post Road Wakefield, RI 02879                            335,000         7.60%

--------
(1) Includes 200,000 shares issued to Mr. deRose's sisters, Denise Marrone (100,000) and Melissa deRose (100,000), of which Mr. deRose has full power of attorney and 10,000 shares transferred to The deRose Foundation wherein Mr. deRose has investment power.
(2) Includes shares of common stock that may be acquired by options that are currently exercisable or will be within 60 days as follows: deRose-- 100,000; Clark--15,000; Feist--15,000 and Mayer--5,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In March 1999, Robert deRose, a Director and the President and Chief Executive Officer of the Company, received a consulting fee of $6,250 prior to beginning as an employee on April 1, 1999. In March 1999, James G. Clark, a Director and the Chief Financial Officer of the Company, received a consulting fee of $3,750 prior to beginning as an employee on April 1, 1999.

   Martin A. Mayer, a Director of the Company, provided business and financial consulting services to the Company on a month to month basis at the rate of $6,250 per month pursuant to a consulting agreement which was terminated on December 15, 2000.

   During 2000, FAC Enterprises, Inc., (an 5.8% shareholder as of December 31,
2000) loaned the Company the amount $170,000, and the Company paid FAC Enterprises, Inc., the amount of $210,000 on March 21, 2000, representing the balance of an outstanding 1999 loan and the 2000 loan amount.

   Douglas L. Feist is a Director and Officer of the Company and the sole owner of the Law Offices of Douglas L. Feist (aka "Douglas L. Feist Professional Corporation"), which provided legal services to the Company in 2000 in exchange for legal fees of approximately $60,000.

   On April 25, 1999, James Clark and Martin Mayer, each Directors, exercised stock options for 100,000 and 50,000 shares, respectively, and issued to the Company full recourse promissory notes in the amount of $100,000 and $50,000, respectively, bearing interest at the rate of 7.75% per annum, originally all due and payable on or before April 25, 2000. The due date has been extended to June 1, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) The following exhibits are filed as part of this document:

   Exhibit
   Number                             Description
   -------                            -----------
    3.1    Certificate of Incorporation(1)

    3.2    Bylaws of the Company, as amended to date(1)

    3.3    Articles of Merger(1)

    3.4    Certificate of Ownership and Merger(1)

    4.1    Form of Common Stock Certificate(1)

   10.1    Direct III Marketing, Inc., 1999 Stock Option Plan(1)

   10.2 Warrant to purchase 25,000 shares of common stock granted to Salvatore Asaro(1)

   10.3    Warrant to purchase 6,250 shares of Common Stock granted L.N.R.
           Family Trust(1)

   10.4    $200,000 Promissory Note, dated 9/30/99 to Salvatore Asaro(1)

   10.5    $50,000 Promissory Note, dated 9/30/99 to L.N.R. Family Trust(1)

   10.6    Employment Agreement by and between Robert deRose and Whirlwind
           Ventures, Inc. dated April 1, 1999.*

    21     List of Subsidiaries

    23     Consent of Independent Auditors

--------
(1) Incorporated by reference from the Company's Form 10-SB Registration Statement filed March 17, 2000.
 * Indicates management contracts or compensation plans or arrangements in which one or more executive officers may be a participant.

   (b) No Reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Direct III Marketing, Inc.


                                                  /s/ Robert DeRose
Date: March 30, 2001                     By: __________________________________
                                                      Robert deRose
                                                 Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, the Registrant caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Robert deRose              Director and Chief           March 30, 2001
______________________________________  Executive Officer
            Robert deRose               (Principal Executive
                                        Officer)

        /s/ James G. Clark             Director, Executive Vice     March 30, 2001
______________________________________  President, and Chief
            James G. Clark              Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

       /s/ Douglas L. Feist            Director, Executive Vice     March 30, 2001
______________________________________  President, and Secretary
           Douglas L. Feist

                           DIRECT III MARKETING, INC.

                              FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number
                                                                        ------
Report of Independent Auditors.........................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and December 31,
 1999..................................................................  F-3
Consolidated Statements of Operations For the Years Ended December 31,
 2000 and December 31, 1999............................................  F-4
Consolidated Statements of Stockholders' Equity For the Years Ended
 December 31, 2000 and December 31, 1999...............................  F-5
Consolidated Statements of Cash Flows For the Years Ended December 31,
 2000 and December 31, 1999............................................  F-6
Notes to Consolidated Financial Statements.............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Direct III Marketing, Inc.

   We have audited the accompanying consolidated balance sheets of Direct III Marketing, Inc., a Delaware Corporation, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct III Marketing, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          Swenson Advisors, LLP
                                          An Accountancy Firm

San Diego, California
March 26, 2001

                           DIRECT III MARKETING, INC.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                           2000        1999
                                                        -----------  ---------
                        ASSETS
                        ------
Current assets:
  Cash................................................. $   279,181  $     742
  Accounts receivable, net.............................         800     12,363
  Prepaid expenses.....................................      49,315     37,694
                                                        -----------  ---------
Total current assets...................................     329,296     50,799
                                                        -----------  ---------
Property and equipment, net............................      18,940     13,802
                                                        -----------  ---------
Other assets...........................................       4,259      4,924
                                                        -----------  ---------
    Total assets....................................... $   352,495  $  69,525
                                                        ===========  =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable..................................... $    60,159  $  25,363
  Accrued expenses.....................................      31,238     36,108
  Notes payable........................................         --     250,000
  Other current liabilities............................       1,364     55,100
                                                        -----------  ---------
Total current liabilities..............................      92,761    366,571
                                                        -----------  ---------
Commitments and contingencies..........................         --         --
Stockholders' equity:
  Preferred stock--$.001par value, 10,000,000 shares
   authorized..........................................         --         --
  Common Stock--$.001 par value, 40,000,000 shares
   authorized; 4,410,250 and 3,741,250 shares issued
   and outstanding at December 31, 2000 and 1999,
   respectively........................................       4,410      3,741
  Additional paid in capital...........................   1,875,590    278,759
  Retained deficit.....................................  (1,393,927)  (379,546)
                                                        -----------  ---------
                                                            486,073    (97,046)
  Less: notes receivable from stockholders.............    (226,339)  (200,000)
                                                        -----------  ---------
    Total stockholders' equity.........................     259,734   (297,046)
                                                        -----------  ---------
    Total liabilities and stockholders' equity......... $   352,495  $  69,525
                                                        ===========  =========

               See accompanying notes to the financial statements

                           DIRECT III MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

                                                       2000         1999
                                                    -----------  ----------
Revenues........................................... $       --   $      --
Operating expenses:
  General and administrative.......................     506,148     303,688
  Legal and professional...........................     184,110      72,756
  Interest expense.................................      15,070       9,058
  Note receivable reserve..........................     370,417         --
  Depreciation.....................................       4,046       2,695
                                                    -----------  ----------
Total operating expenses...........................   1,079,791     388,197
                                                    -----------  ----------
Operating loss.....................................  (1,079,791)   (388,197)
Other income--interest income......................      66,210      12,407
                                                    -----------  ----------
Loss before income tax provision...................  (1,013,581)   (375,790)
Income tax provison................................         800         800
                                                    -----------  ----------
Net loss........................................... $(1,014,381) $ (376,590)
                                                    ===========  ==========  ===
Net loss per share:
  Basic............................................ $    (0.236) $   (0.162)
                                                    ===========  ==========
  Diluted.......................................... $    (0.236) $   (0.162)
                                                    ===========  ==========
Weighted average common shares outstanding:
  Basic............................................   4,301,083   2,319,142
                                                    ===========  ==========
  Diluted..........................................   4,301,083   2,319,142
                                                    ===========  ==========


               See accompanying notes to the financial statements

                           DIRECT III MARKETING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999

                           Common Stock
                         ---------------- Additional
                         Number of         Paid in     Retained
                          Shares   Amount  Capital      Deficit       Total
                         --------- ------ ----------  -----------  -----------
Balance, December 31,
 1998................... 1,000,000 $1,000 $      --   $    (2,956) $    (1,956)
Issuance of common
 stock.................. 2,741,250  2,741    278,759          --       281,500
Net loss, December 31,
 1999...................       --     --         --      (376,590)    (376,590)
                         --------- ------ ----------  -----------  -----------
Balance, December 31,
 1999................... 3,741,250  3,741    278,759     (379,546)     (97,046)
Issuance of common
 stock..................   669,000    669  1,596,831          --     1,597,500
Net loss, December 31,
 2000...................       --     --         --    (1,014,381)  (1,014,381)
                         --------- ------ ----------  -----------  -----------
Balance................. 4,410,250  4,410  1,875,590   (1,393,927)     486,073
Less notes receivable
 from stockholders......       --     --    (226,339)         --      (226,339)
                         --------- ------ ----------  -----------  -----------
Balance, December 31,
 2000................... 4,410,250 $4,410 $1,649,251  $(1,393,927) $   259,734
                         ========= ====== ==========  ===========  ===========


              See accompanying noted to the financial statements.

                           DIRECT III MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999

                                                           2000        1999
                                                        -----------  ---------
Cash flows from operating activities:
  Net income........................................... $(1,014,381) $(376,590)
  Adjustments to reconcile net income (loss) to net
   cash from operations:
    Depreciation and amortization......................       4,046      2,695
  (Increase) decrease in assets:
    Accounts receivable................................      11,563    (12,363)
    Prepaid expenses...................................     (11,621)   (37,694)
    Other assets.......................................         665     (4,924)
  Increase (decrease) in liabilities:
    Accounts payable...................................      34,796     23,407
    Accrued expenses and other liabilities.............     (58,606)    36,108
                                                        -----------  ---------
Net cash used by operating activities..................  (1,033,538)  (369,361)
                                                        -----------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment................      (9,184)   (16,497)
                                                        -----------  ---------
Net cash used by investing activities..................      (9,184)   (16,497)
                                                        -----------  ---------
Cash flows from financing activities:
  Proceeds from credit facilities......................         --     305,100
  Proceeds from issuance of stock......................   1,597,500    281,500
  Payment of note payable..............................    (250,000)       --
  Notes receivable from stockholder....................     (26,339)  (200,000)
                                                        -----------  ---------
Net cash provided by financing activities..............   1,321,161    386,600
                                                        -----------  ---------
Net increase in cash and cash equivalents..............     278,439        742
Cash and cash equivalents at beginning of period.......         742        --
                                                        -----------  ---------
Cash and cash equivalents at end of period............. $   279,181  $     742
                                                        ===========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest............... $    15,070  $   9,058
                                                        ===========  =========
  Cash paid during the year for income taxes........... $       800  $     500
                                                        ===========  =========

               See accompanying notes to the financial statements

                           DIRECT III MARKETING, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999

Note 1--Summary of Organization and Significant Accounting Policies

   Organization and Principles of Consolidation--Direct III Marketing, Inc. (the Company) was incorporated in Delaware on March 26, 1999. The Company intends to acquire enterprises and related products whose business is direct marketing, internet marketing, and telemarketing. With these acquired entities, the Company intends to provide a wide range of marketing services to a diverse group of clients throughout the United States. On April 20, 1999, Whirlwind Ventures, Inc. was merged into the company. The merger was treated in a manner similar to a pooling of interests. Grad Partners, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in Delaware on October 3, 2000. The consolidated financial statements include the accounts of Direct III Marketing, Inc. and Grad Partners, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash, Cash Equivalents and Credit Risk--The Company considers all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. The Company maintains its cash accounts at institutions that are insured by the Federal Deposit Insurance Corporation. At times, the Company may maintain cash balances that exceed the insurance limit of $100,000 per bank. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

   Estimates--The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

   Reclassifications--Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

   Depreciation--Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

   Fair Value of Financial Instruments--The carrying amounts of cash and cash equivalents approximate fair market value due to the short maturity of these instruments.

   Loss Per Share--Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the periods presented is equal to basic loss per share since any additional dilutive potential common shares are considered antidilutive.

   Recently Issued Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The methodology by which gain or loss is recognized depends upon whether the derivative has been designated as a hedge. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000.

   Historically, the Company has not entered into derivative contracts. Accordingly, the Company does not expect adoption of the new standard to affect the financial statements.

                           DIRECT III MARKETING, INC.

Note 2--Property and Equipment

   Property and equipment is stated at cost, less accumulated depreciation, as follows:

     Computers and equipment........................................... $24,628
     Tenant improvements...............................................   1,052
                                                                        -------
                                                                         25,680
     Less: accumulated depreciation....................................   6,740
                                                                        -------
     Property and equipment, net....................................... $18,940
                                                                        =======

Note 3--Income Taxes

   The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. There is a deferred tax asset of approximately $560,000 relating primarily to the net operating loss carryforwards generated by the operations of the Company and the note receivable reserve. The valuation allowance has increased by approximately $408,000 for the year ended December 31, 2000. For financial reporting purposes, the deferred tax asset has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. Current income tax expense is $800, which represents the statutory franchise tax.

   A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

                                                            2000       1999
                                                          ---------  ---------
   Income tax benefit.................................... $(344,618) $(127,768)
   State income benefit, net of federal tax..............   (59,092)   (21,909)
   Valuation allowance...................................   408,509    148,331
   Other, net............................................    (3,999)     2,146
                                                          ---------  ---------
   Income tax expense.................................... $     800  $     800
                                                          =========  =========

   The Company has net operating loss carryforwards as follows:

                                                         Balance of
                                                            Loss       Year of
   Year Loss Generated                                  Carryforwards Expiration
   -------------------                                  ------------- ----------
   December 31, 1999...................................  $  372,410      2019
   December 31, 2000...................................     642,156      2020
                                                         ----------
                                                         $1,014,566
                                                         ==========

Note 4--Commitments

   The Company has a non-cancelable operating lease that expires on March 16, 2004. The following is a schedule of future minimum lease payments:

   For the years ending December 31,
   ---------------------------------
     2001............................................................ $  52,298
     2002............................................................    53,487
     2003............................................................    54,676
     2004............................................................    13,966
                                                                      ---------
                                                                      $ 174,427
                                                                      =========

                          DIRECT III MARKETING, INC.

   Net rent expense for the years ended December 31, 2000 and 1999 is $42,653 and $32,410, respectively.

Note 5--Notes Receivable from Stockholders

   In April 1999, the Company executed three notes receivable for common stock with certain officers and directors of the Company for a total of $200,000. The notes bear interest at 7.75% and were due in April 2000. During 2000, the Board of Directors approved an extension of the due date to June 1, 2001. The notes receivable and related accrued interest are shown as a reduction of stockholders' equity.

Note 6--Note Receivable

   A note receivable from an unrelated party in connection with a proposed acquisition in 2000 for $350,000 was originally due on October 31, 2000. The Company is currently renegotiating the terms of the note. The note bears simple interest at the rate of 10% per annum. The Company has established a valuation allowance of $370,417 to fully offset the note receivable and any accrued interest income. Interest income related to the note receivable in 2000 was $20,417. The Company does not anticipate consummating the acquisition at this time.

Note 7--Common Stock and Warrants

   The Company has one class of common stock. There are no preferences related to dividends, voting rights, or dissolution. On March 31, 2000 the Company completed the sale of 667,000 shares of common stock through a private placement. Proceeds from the private placement were $1,592,500, net of fees of $75,000.

   SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to measure compensation cost in connection with executive share option plans and schemes using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's pro forma net loss and pro forma net loss per common share for 2000 and 1999 would have been as follows:

                                                      December    December 31,
                                                      31, 2000        1999
                                                     -----------  ------------
   Pro forma net loss............................... $(1,957,193)  $(491,590)
   Pro forma basic and diluted loss per common
    share........................................... $    (0.455)  $  (0.212)

   The Company has 31,250 warrants outstanding at December 31, 2000. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these warrants. The warrants are valued at $1.44 at December 31, 2000.This value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000: expected volatility of 60%, risk free interest rate of 5.60% and expected life of 3.75 years. Had compensation expense been recorded based on these hypothetical values, the Company's net loss would have increased by $44,914.

   The Company has certain stock options outstanding at December 31, 2000. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these options. The stock options were valued from $1.52 to $2.26 per stock option. These values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000: expected volatility of 60%, risk free interest rate of 5.60% and expected life varying from 5.00 years to 10.00 years. Had compensation expense been recorded based on these hypothetical values, the Company's net loss would have increased by $897,898. Stock options with certain vesting contingencies were not included. (See Note 8).

                           DIRECT III MARKETING, INC.

   Pro forma disclosures are not likely to be representative of the effects of reported pro forma net income and earnings per share in future years as additional options may be granted in future years and the vesting of options already granted will impact the pro forma disclosures.

Note 8--Stock Option Plan

   The Direct III Marketing, Inc. 1999 Stock Option Plan, effective April 21, 1999, provides for the granting of Incentive Stock Options to certain individuals involved with the Company at the direction of the Board of Directors and the Compensation Committee. As of December 31, 2000, the Company had granted qualified incentive stock options for the purchase of 685,000 shares of common stock at $4.00 per share. Options to purchase 135,000 shares are fully vested while the balance had certain vesting requirements. All the options are for a term of 10 years, with certain termination benchmarks. There were no incentive stock options outstanding as of December 31, 1999. (See Note
7).

   The Company granted nonstatutory stock options to certain individuals in 2000. These stock options provide for the purchase of 175,000 shares at $7.00 per share. Options to purchase 100,000 shares were fully vested. (See Note 7).

Note 9--Related Party Transactions

   Certain officers and a director of the Company received fees related to legal and consulting services. For the years ended December 31, 2000 and 1999, the Company paid approximately $122,000 and $4,000, respectively, for these services.

Note 10--Liquidity and Subsequent Events (Unaudited)

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the Company will be able to improve its profitability and continue to raise adequate capital to meet its working capital requirements. In connection with providing working capital, during January and February, 2001, the Company executed notes with individuals for $850,000. These loans accrue interest at the rate of 8% and are due June 30, 2002. The promissory notes are convertible into common stock at June 30, 2002 at a price of $2.00 per share. One individual received a stock purchase warrant for 25,000 shares of common stock at $4.00 per share.

   Effective January 5, 2001, the Company granted additional incentive stock options for the purchase of 10,000 shares at $4.00 per share. The options are for a term of 10 years.

   Effective January 26, 2001, the Company has a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The letter of intent for the acquisition has a break-up fee provision of $500,000 should the acquisition not be consummated within the time frame defined in that letter of intent.

                                 EXHIBIT INDEX

   Exhibit
   Number                             Description
   -------                            -----------
     3.1   Certificate of Incorporation(1)

     3.2   Bylaws of the Company, as amended to date(1)

     3.3   Articles of Merger(1)

     3.4   Certificate of Ownership and Merger(1)

     4.1   Form of Common Stock Certificate(1)

    10.1   Direct III Marketing, Inc., 1999 Stock Option Plan(1)

    10.2 Warrant to purchase 25,000 shares of common stock granted to Salvatore Asaro(1)

    10.3   Warrant to purchase 6,250 shares of Common Stock granted L.N.R.
           Family Trust(1)

    10.4   $200,000 Promissory Note, dated 9/30/99 to Salvatore Asaro(1)

    10.5   $50,000 Promissory Note, dated 9/30/99 to L.N.R. Family Trust(1)

    10.6   Employment Agreement by and between Robert deRose and Whirlwind
           Ventures, Inc., dated April 1, 1999.*

     21    List of Subsidiaries

     23    Consent of Independent Auditors

--------
(1) Incorporated by reference from the Company's Form 10-SB Registration Statement filed March 17, 2000.
 * Indicates a management contract or a compensation plan or arrangement in which one of the executive officers is a party.