Form 10QSB
period 2001-03-30
DIRECT III MARKETING INC
filed 2001-05-10
CIK 1103313

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB
                                  (Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarter Ended March 31, 2001.

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _____ to _____

Commission file number:  ___________________________


                          DIRECT III MARKETING, INC.
       (Exact name of small business issuer as specified in its charter)


           Delaware                                      33-0851387
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
 incorporation or organization)


        12760 High Bluff Drive, Suite 210, San Diego, California 92130
                   (Address of principal executive offices)


                                (858) 793-4151
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Shares of Common Stock, $0.001 par value, outstanding on March 31, 2001:
4,410,250

Transitional Small Business Format: YES [ ] NO [X]

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             Page

        Item 1. Financial Statements........................................ 1
                Consolidated Balance Sheets................................. 1
                Consolidated Statements of Operations....................... 2
                Consolidated Statement of Stockholders' Equity (Deficit).... 3
                Consolidated Statements of Cash Flows....................... 4
                Consolidated Notes to Financial Statements.................. 5

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations............... 6

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings........................................... 7

        Item 2. Changes in Securities and Use of Proceeds................... 7

        Item 3. Defaults Upon Senior Securities............................. 8

        Item 4. Submission of Matters to a Vote of Security Holders......... 8

        Item 5. Other Information........................................... 8

        Item 6. Exhibits and Reports on Form 8-K............................ 8

                                      (i)

                        PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements


                           DIRECT III MARKETING, INC.

                          Consolidated Balance Sheets


                                                                                        March 31,           December 31,
                                                                                          2001                  2000
                                                                                      (Unaudited)            (Audited)
                                    ASSETS
Current assets:
   Cash                                                                              $     790,158         $     279,181
   Accounts receivable                                                                         400                   800
   Prepaid expenses                                                                         45,798                49,315
                                                                                     -------------         -------------
Total current assets                                                                       836,356               329,296
                                                                                     -------------         -------------
Property and equipment, net                                                                 17,656                18,940
                                                                                     -------------         -------------
Other assets                                                                                 8,299                 4,259
                                                                                     -------------         -------------
Total assets                                                                         $     862,311         $     352,495
                                                                                     =============         =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                                  $     143,035         $      60,159
   Accrued expenses                                                                         35,118                31,238
   Other current liabilities                                                                     -                 1,364
                                                                                     -------------         -------------
Total current liabilities                                                                  178,153                92,761
                                                                                     -------------         -------------
Long-term liabilities                                                                      850,000                     -
                                                                                     -------------         -------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock-$.001 par value, 10,000,000 shares authorized                                 -                     -
   Common stock-$.001 par value, 40,000,000 shares authorized
      4,410,250 shares issued and outstanding                                                4,410                 4,410
   Additional paid in capital                                                            1,875,590             1,875,590
   Accumulated deficit                                                                  (1,815,638)           (1,393,927)
                                                                                     -------------         -------------
                                                                                            64,362               486,073
   Less notes receivable from stockholders                                                (230,204)             (226,339)
                                                                                     -------------         -------------
Total stockholders' equity (deficit)                                                      (165,842)              259,734
                                                                                     -------------         -------------
Total liabilities and stockholders' equity (deficit)                                 $     862,311         $     352,495
                                                                                     =============         =============

      See accompanying notes and independent accountants' review report

                          DIRECT III MARKETING, INC.

                     Consolidated Statements of Operations

              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                          2001                 2000
                                                                                     -------------         -------------
Revenue                                                                              $           -         $           -

Operating expenses:
    General and administrative                                                             187,444               106,125
    Legal and professional                                                                 229,780                40,229
    Interest expense                                                                        11,309                 8,384
    Depreciation                                                                             1,284                   862
                                                                                     -------------         -------------
        Total operating expenses                                                           429,817               155,600
                                                                                     -------------         -------------
Operating loss                                                                            (429,817)             (155,600)

Other income - interest income                                                               8,906                 7,004
                                                                                     -------------         -------------
Loss before income tax provision                                                          (420,911)             (148,596)

Income tax provision                                                                           800                   800
                                                                                     -------------         -------------
Net loss                                                                             $    (421,711)        $    (149,396)
                                                                                     =============         =============
Net loss per share:

    Basic                                                                            $       0.096         $       0.039
                                                                                     =============         =============
    Diluted                                                                          $       0.096         $       0.039
                                                                                     =============         =============

Weighted average common shares outstanding:

    Basic                                                                                4,410,250             3,856,151
                                                                                     =============         =============
    Diluted                                                                              4,410,250             3,856,151
                                                                                     =============         =============


       See accompanying notes and independent accountants' review report

                          DIRECT III MARKETING, INC.

           Consolidated Statements of Stockholders' Equity (Deficit)

                  For the Three Months Ended March 31, 2001
                                  (Unaudited)

                                          Common Stock              Additional       Accumulated
                                    Number of
                                     Shares          Amount       Paid in Capital     (Deficit)          Total
                                ---------------  ---------------  ---------------  ---------------  ---------------
Balance
    December 31, 2000                 4,410,250  $         4,410  $     1,875,590  $    (1,393,927) $       486,073

Net loss
    March 31, 2001                                                                        (421,711)        (421,711)
                                ---------------  ---------------  ---------------  ---------------  ---------------

Balance                               4,410,250            4,410        1,875,590       (1,815,638)          64,362

Notes receivable
    from stockholders                                                    (230,204)                         (230,204)
                                ---------------  ---------------  ---------------  ---------------  ---------------
Balance
    March 31, 2001                    4,410,250  $         4,410  $     1,645,386  $    (1,815,638) $      (165,842)
                                ===============  ===============  ===============  ===============  ===============


       See accompanying notes and independent accountants' review report

                          DIRECT III MARKETING, INC.

                     Consolidated Statements of Cash Flows

              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                       2001                  2000
                                                                    ----------            ----------
Cash flows from operating activities:
    Net loss                                                        $ (421,711)           $ (149,396)
    Adjustments to reconcile net loss
     to net cash used by operations:
         Depreciation and amortization                                   1,284                   862
     (Increase) decrease in assets:
         Accounts receivable                                               400                   366
         Prepaid expenses                                                3,517                 6,170
         Other assets                                                   (4,040)                    -
     Increase (decrease) in liabilities:
         Accounts payable                                               82,876                (7,936)
         Accrued expenses                                                2,516               (16,549)
                                                                    ----------            ----------
Net cash used by operating activities                                 (335,158)             (166,483)
                                                                    ----------            ----------

Cash flows from investing activities:
     Acquisition of property and equipment                                   -                (2,203)
                                                                    ----------            ----------
Net cash used in investing activities                                        -                (2,203)
                                                                    ----------            ----------
Cash flows from financing activities:
     Proceeds from credit facility                                     850,000                     -
     Payment of credit facility                                              -               (55,100)
     Notes receivable from stockholders                                 (3,865)               (3,864)
     Proceeds from issuance of stock                                         -             1,592,500
                                                                    ----------            ----------
Net cash provided by financing activities                              846,135             1,533,536
                                                                    ----------            ----------

Net increase in cash                                                   510,977             1,364,850

Cash and cash equivalents at beginning of period                       279,181                   742
                                                                    ----------            ----------

Cash and cash equivalents at end of period                          $  790,158            $1,365,592
                                                                    ----------            ----------



       See accompanying notes and independent accountants' review report

                          Direct III Marketing, Inc.
                  Consolidated Notes to Financial Statements
                                March 31, 2001
                                  (Unaudited)


Note 1 - Statement of Accounting Principles

     The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States and are unaudited but include all normal recurring adjustments that Direct III Marketing, Inc. (the Company), considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year.

     These financial statements include the accounts of Direct III Marketing, Inc. and Grad Partners, Inc., a wholly owned subsidiary of the Company that was incorporated by the Company in Delaware on October 3, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Refer to the financial statements in the Form 10KSB, filed April 2, 2001, for the year ended December 31, 2000 for additional details of the financial position of Direct III Marketing, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

Note 2 - Liquidity and Business Risk

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue business in its present form is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations.

Note 3 - Notes Payable

     The Company executed notes with individuals for $850,000. These loans accrue interest at the rate of 8% and are due June 30, 2002. The promissory notes are convertible into common stock at June 30, 2002 at a price of $2.00 per share. One noteholder received a stock purchase warrant for 25,000 shares of common stock at $4.00 per share.

Note 4 - Incentive Stock Options

     The Company granted additional incentive stock options on January 5, 2001, for the purchase of 10,000 shares at $4.00 per share for a term of 10 years.

Note 5 - Acquisition Letter of Intent

     Effective January 26, 2001, the Company has a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The letter of intent for the acquisition has a break-up fee provision of $500,000 should the acquisition not be consummated within the time frame defined in the letter of intent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

     We were organized and commenced operations in March 1999. To this day, our efforts have been principally devoted to identifying acquisitions of companies in direct marketing, internet marketing, and telemarketing and raising capital.

     Our plan of operation for the next 12 months will consist of continuing to search for acquisitions that meet the company's business model.

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

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2001 and 2000
--------------------------------------------------

Revenue

     We have not generated any revenues from inception and we do not anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

     We incurred general and administrative expenses of approximately $187,000 and $106,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in general and administrative expenses in the first quarter of 2001 compared with 2000 was due to additional expenses incurred in connection with potential acquisitions in 2001.

Legal and Professional Expenses

     The Company incurred legal and professional expenses of approximately $230,000 and $40,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in legal and professional fees in the first quarter of 2001 compared with 2000 was due to additional expenses incurred in performing due diligence relating to potential acquisitions in 2001.

Interest Expense

     We incurred interest expense of approximately $11,000 and $8,400 for the three months ended March 31, 2001, and 2000, respectively. Interest expense increased for the quarter ended March 31, 2001 compared with March 31, 2000 due to new promissory notes to individuals in the principal amount of $850,000.

Interest Income

     Interest income was approximately $8,900 and $7,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest income is due to the increase in available cash balances resulting from the promissory notes to individuals discussed above.

Net Losses

     For the quarter ended March 31, 2001, the Company incurred a net loss of approximately $422,000 compared to a net loss of approximately $149,000 for the same period in 2000. The increased net loss in 2001 compared with 2000 was attributable to increased operating expenses incurred in performing due diligence relating to potential acquisitions.

Potential Acquisition

     Effective January 26, 2001, the Company has a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The letter of intent for the acquisition has a break-up fee provision of $500,000 should the acquisition not be consummated within the time frame defined in that letter of intent.

Liquidity and Capital Resources

     At March 31, 2001, we had cash of approximately $790,000. Since inception we have financed our operations from debt and equity financings. During the three months ended March 31, 2001, we used cash of approximately $335,000 to fund our operating activities.

     In January and February, 2001, the Company received proceeds from promissory notes of $850,000.

     We believe that we have sufficient cash on hand at March 31, 2001, to meet expenses in the foreseeable future, including the potential payment of the break-up fee relating to the acquisition that we are currently negotiating. However, should an acquisition be completed or if the payment of a break-up fee is required, additional funds would be required for the Company to meet our expenses and there can be no assurance that we will generate sufficient revenues, if any, to fund such acquisitions or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable.

Item 2.  Changes In Securities And Use Of Proceeds

     During the quarter ended March 31, 2001, the Company issued notes that are convertible into common stock of the Company. Notes in the aggregate principal amount of $850,000 were issued to four investors. The notes accrue interest at a rate of 8% and become due on June 30, 2002, at which time they are convertible into common stock of the Company at $2.00 per share. One of the noteholders received a stock purchase warrant for 25,000 shares of the Company's common stock at $4.00 per share. Each of the sales was made pursuant to an exemption from registration under Section 4(2) of the Securities Exchange Act of 1933. Each of the participants in the offering made representations stating that he or it was an "accredited investor". The financial terms of the offering were determined based on the market conditions and arms length negotiations with potential investors.

     Periodically, the Company issues to employees, officers and directors of the Company and its subsidiaries, options to purchase shares of the Company's common stock under the Direct III Marketing, Inc. Stock Option Plan. The Company granted additional incentive stock options on January 5, 2001, for the purchase of 10,000 shares at $4.00 per share for a term of ten years. All of such options are issued subject to stockholder approval. Pursuant to the Company's 2000 Annual Proxy Statement that was mailed to its stockholders in April, the Stock Option Plan will be presented to the Company's stockholders at its annual meeting on May 16, 2001. The Company intends to register the securities issued and to be issued under the Stock Option Plan by filing a Form S-8 with the Securities and Exchange Commission following stockholder approval of such plan.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

   Date: May 10, 2001                   DIRECT III MARKETING, INC.


                                        By: /s/ Robert deRose
                                            -----------------------------------
                                            Name:  Robert deRose
                                            Title: Chairman and Chief Executive
                                                    Officer


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated below.

   Date: May 10, 2001                   By: /s/ Robert deRose
                                            -----------------------------------
                                                Robert deRose,
                                                Chairman and Chief Executive
                                                 Officer
                                                (Principal Executive Officer)


   Date: May 10, 2001                   By: /s/ James G. Clark
                                            -----------------------------------
                                                James G. Clark,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                  Accounting Officer)