Form 10QSB
period 2001-06-30
DIRECT III MARKETING INC
filed 2001-08-14
CIK 1103313

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001.


                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  000-29995
                         ---------



                          DIRECT III MARKETING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                                    33-0851387
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                           identification number)

        12760 High Bluff Drive, Suite 210, San Diego, California  92130
        ---------------------------------------------------------------
                   (Address of principal executive offices)

                                (858) 793-4151
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on August 1, 2001: 4,410,250.

Transitional Small Business Format:  YES [_] NO [X]

                               TABLE OF CONTENTS

                                                                                                       Page
PART I. FINANCIAL INFORMATION.......................................................................   1

     Item 1. Financial Statements...................................................................   1
             Consolidated Balance Sheets............................................................   1
             Consolidated Statements of Operations For the Three Months ended June 30, 2001
             and 2000...............................................................................   2
             Consolidated Statements of Stockholders' Equity (Deficit)..............................   3
             Consolidated Statements of Cash Flows..................................................   4
             Consolidated Statements of Operations For the Six Months ended June 30, 2001
             and 2000...............................................................................   5
             Notes to Consolidated Financial Statements.............................................   6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

PART II. OTHER INFORMATION..........................................................................  11

     Item 1. Legal Proceedings......................................................................  11

     Item 2. Changes In Securities..................................................................  11

     Item 3. Defaults Upon Senior Securities........................................................  11

     Item 4. Submission of Matters to a Vote of Security Holders....................................  11

     Item 5. Other Information......................................................................  11

     Item 6. Exhibits and Reports on Form 8-K.......................................................  11

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          DIRECT III MARKETING, INC.

                          Consolidated Balance Sheets


                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                                 (Unaudited)          (Audited)
                                                     ASSETS

Current assets:
     Cash                                                                       $    275,627        $    279,181
     Accounts receivable                                                                 400                 800
     Prepaid expenses                                                                 35,432              49,315
                                                                                ------------        ------------
Total current assets                                                                 311,459             329,296
                                                                                ------------        ------------

Property and equipment, net                                                           96,449              18,940
                                                                                ------------        ------------

Other assets                                                                           9,694               4,259
                                                                                ------------        ------------

Total assets                                                                    $    417,602        $    352,495
                                                                                ============        ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                           $     38,183        $     60,159
     Accrued expenses                                                                127,862              31,238
     Other current liabilities                                                         5,009               1,364
     Notes payable                                                                   850,000                   -
                                                                                ------------        ------------
Total current liabilities                                                          1,021,054              92,761
                                                                                ------------        ------------

Commitments and contingencies                                                              -                   -

Stockholders' equity (deficit):
     Preferred stock-$.001 par value, 10,000,000 shares authorized                         -                   -
     Common stock-$.001 par value, 40,000,000 shares authorized
        4,410,250 shares issued and outstanding,                                       4,410               4,410
     Additional paid in capital                                                    1,875,590           1,875,590
     Retained deficit                                                             (2,249,384)         (1,393,927)
                                                                                ------------        ------------
                                                                                    (369,384)            486,073
     Less notes receivable from stockholders                                        (234,068)           (226,339)
                                                                                ------------        ------------
Total stockholders' equity (deficit)                                                (603,452)            259,734
                                                                                ------------        ------------
Total liabilities and stockholders' equity (deficit)                            $    417,602        $    352,495
                                                                                ============        ============

                 See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.

                     Consolidated Statements of Operations

               For the Three Months Ended June 30, 2001 and 2000

                                  (Unaudited)

                                                                                            2001                 2000
                                                                                     -------------------  -------------------
Revenue                                                                                      $        -           $        -


Operating expenses:
     General and administrative                                                                 224,409              106,031
     Legal and professional                                                                     198,797               23,953
     Interest expense                                                                            17,456                6,532
     Depreciation                                                                                 1,421                  935
                                                                                             ----------           ----------
        Total operating expenses                                                                442,083              137,451
                                                                                             ----------           ----------

Operating loss                                                                                 (442,083)            (137,451)

Other income - interest income                                                                    8,337               17,823
                                                                                             ----------           ----------

Loss before income tax provision                                                               (433,746)            (119,628)

Income tax provision                                                                                  -                    -
                                                                                             ----------           ----------
Net loss                                                                                     $ (433,746)          $ (119,628)
                                                                                             ==========           ==========
Net loss per share:

     Basic                                                                                   $   (0.098)          $   (0.027)
                                                                                             ==========           ==========
     Diluted                                                                                 $   (0.098)          $   (0.027)
                                                                                             ==========           ==========
Weighted average common shares outstanding:

     Basic                                                                                    4,410,250            4,408,294
                                                                                             ==========           ==========
     Diluted                                                                                  4,410,250            4,408,294
                                                                                             ==========           ==========

                See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.

           Consolidated Statements of Stockholders' Equity (Deficit)

                    For the Six Months Ended June 30, 2001
                                  (Unaudited)

                                                 Common Stock             Additional         Accumulated
                                          Number of
                                           Shares          Amount       Paid in Capital       (Deficit)            Total
                                      --------------  --------------  ------------------  -----------------  -------------------
Balance
     December 31, 2000                     4,410,250         $ 4,410         $ 1,875,590       $ (1,393,927)          $  486,073




Net loss
     June 30, 2001                                                                                 (855,457)            (855,457)
                                      --------------  --------------  ------------------  -----------------  -------------------


Balance                                    4,410,250           4,410           1,875,590         (2,249,384)            (369,384)



Notes receivable
     from stockholders                                                          (234,068)                               (234,068)
                                      --------------  --------------  ------------------  -----------------  -------------------

Balance
     June 30, 2001                         4,410,250         $ 4,410         $ 1,641,522       $ (2,249,384)          $ (603,452)
                                      ==============  ==============  ==================  =================  ===================

                See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.


                    Consolidated Statements of Cash Flows

                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                            2001                 2000
                                                                                     ------------------   ------------------
Cash flows from operating activities:
     Net loss                                                                                $ (855,457)          $ (269,024)
     Adjustments to reconcile net loss to net cash
        used by operations:
            Depreciation and amortization                                                         2,705                1,797
        (Increase) decrease in assets:
            Accounts receivable                                                                     400                1,183
            Prepaid expenses                                                                     13,883               16,350
            Other assets                                                                         (5,435)             (64,515)
        Increase (decrease) in liabilities:
            Accounts payable                                                                    (21,976)               4,504
            Accrued expenses                                                                    100,270              (26,835)
                                                                                     ------------------   ------------------
Net cash used by operating activities                                                          (765,610)            (336,540)
                                                                                     ------------------   ------------------

Cash flows from investing activities:
     Note receivable related to planned acquisition                                                   -             (350,000)
     Acquisition of property and equipment                                                      (80,215)              (2,203)
                                                                                     ------------------   ------------------
Net cash used in investing activities                                                           (80,215)            (352,203)
                                                                                     ------------------   ------------------

Cash flows from financing activities:
     Payment of credit facility                                                                       -             (305,100)
     Proceeds from credit facility                                                              850,000                    -
     Notes receivable from stockholders                                                          (7,729)              (7,729)
     Proceeds from issuance of stock                                                                  -            1,597,500
                                                                                     ------------------   ------------------
Net cash provided by financing activities                                                       842,271            1,284,671
                                                                                     ------------------   ------------------

Net (decrease) increase in cash                                                                  (3,554)             595,928

Cash and cash equivalents at beginning of period                                                279,181                  742
                                                                                     ------------------   ------------------

Cash and cash equivalents at end of period                                                    $ 275,627           $  596,670
                                                                                     ==================   ==================

                See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.

                     Consolidated Statements of Operations

                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                            2001                 2000
                                                                                     ------------------   ------------------
Revenue                                                                                      $        -           $        -


Operating expenses:
     General and administrative                                                                 411,853              212,156
     Legal and professional                                                                     428,577               64,182
     Interest expense                                                                            28,765               14,916
     Depreciation                                                                                 2,705                1,797
                                                                                     ------------------   ------------------
        Total operating expenses                                                                871,900              293,051
                                                                                     ------------------   ------------------

Operating loss                                                                                 (871,900)            (293,051)

Other income - interest income                                                                   17,243               24,827
                                                                                     ------------------   ------------------

Loss before income tax provision                                                               (854,657)            (268,224)

Income tax provision                                                                                800                  800
                                                                                     ------------------   ------------------

Net loss                                                                                     $ (855,457)          $ (269,024)
                                                                                     ==================   ==================

Net loss per share:

     Basic                                                                                   $   (0.194)          $   (0.065)
                                                                                     ==================   ==================

     Diluted                                                                                 $   (0.194)          $   (0.065)
                                                                                     ==================   ==================

Weighted average common shares outstanding:

     Basic                                                                                    4,410,250            4,132,327
                                                                                     ==================   ==================

     Diluted                                                                                  4,410,250            4,132,327
                                                                                     ==================   ==================

                See accompanying notes to financial statements

                           Direct III Marketing, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

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

Note 2 - Liquidity and Business Risk

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern and will be able to fund Company operations and any possible settlement required by the arbitration described in Note 5, below. The Company's ability to continue business in its present form is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations.

         In August, 2001 Direct III Marketing, Inc. was advanced $600,000 by two officers of the Company. These senior promissory notes bear interest at 12.5% per year, with interest only payments payable quarterly. The two officers received stock purchase warrants in connection with this transaction entitling each officer to purchase 300,000 shares of voting common stock at an exercise price equal to $1.25 per share. However, if the senior promissory notes are paid in full prior to September 1, 2001, the officers are entitled to purchase 200,000 shares of voting common stock at an exercise price equal to $1.50 per share. These warrants are exercisable for five years.

         As of July, 2001, there is an agreement with an outside party to sell on a best efforts basis 3,200,000 shares of Direct III common stock at $1.00 per share and 1,600,000 common stock warrants exercisable at $1.00 per share through a private placement memorandum.

Note 3 - Notes Payable

         The Company executed notes with individuals for $850,000. These loans accrue interest at the rate of 8% and are due June 30, 2002. The promissory notes are convertible into common stock at June 30, 2002 at a price of $2.00 per share. One note holder received a stock purchase warrant for 25,000 shares of common stock at $4.00 per share.

Note 4 - Incentive Stock Options

         The Company granted additional incentive stock options on January 5, 2001, for the purchase of 10,000 shares at $4.00 per share for a term of 10 years.

Note 5 - Acquisition

         The Company had a signed letter of intent on January 26, 2001 to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company has agreed to arbitrate the possible payment of a break-up fee of $500,000. Management believes the Company will be successful on the merits of the issues being arbitrated.

Note 6 - Subsequent Event

         The Company granted incentive stock options on July 1, 2001 for the purchase of 935,000 shares at $1.40 per share and on July 16, 2001 for the purchase of 80,000 shares at $2.00 per share.

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

         We were organized and commenced operations in March 1999. To this day, our efforts have been principally devoted to identifying acquisitions of companies in direct marketing, internet marketing, telemarketing, and raising capital, as well as acquisitions and operations related to student loan marketing.

         Our plan of operation for the next 12 months will consist of continuing to search for acquisitions that meet the Company's business model as well as developing the student loan marketing capabilities of Grad Partners, Inc., a wholly owned subsidiary.

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

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2001 and 2000
-------------------------------------------------

Revenue

         We have not generated any revenues from inception and we do not anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

         We incurred general and administrative expenses of approximately $224,000 and $106,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in general and administrative expenses in the first quarter of 2001 compared with 2000 was due to additional expenses incurred in connection with potential acquisitions in 2001 as well as increased operations of the wholly owned subsidiary, Grad Partners, Inc.

Legal and Professional Expenses

         The Company incurred legal and professional expenses of approximately $199,000 and $24,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in legal and professional fees in the first quarter of 2001 compared with 2000 was due to additional expenses related to potential acquisitions in 2001 as well as increased consulting fees associated with Grad Partners, Inc.

Interest Expense

     We incurred interest expense of approximately $17,500 and $6,500 for the three months ended June 30, 2001, and 2000, respectively. Interest expense increased for the quarter ended June 30, 2001 compared with June 30, 2000 due to new promissory notes to individuals for $850,000.

Interest Income

     Interest income was approximately $8,300 and $17,800 for the three months ended June 30, 2001 and 2000, respectively. The decrease in interest income is due to the decrease in available cash.

Net Losses

     For the quarter ended June 30, 2001, the Company incurred a net loss of approximately $434,000 compared to a net loss of approximately $120,000 for the same period in 2000. The increased net loss in 2001 compared with 2000 was attributable to increased operating expenses incurred in analysis and due diligence of potential acquisitions and the increased operations of Grad Partners, Inc.

For the Six Months ended June 30, 2001 and 2000
-----------------------------------------------

Revenue

     We have not generated any revenues from inception and we do not anticipate generating any revenues until an acquisition is consummated.

General and Administrative Expenses

     We incurred general and administrative expenses of approximately $412,000 and $212,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in general and administrative expenses for 2001 compared with 2000 was due to additional expenses incurred in connection with potential acquisitions in 2001 as well as increased operations of the wholly owned subsidiary, Grad Partners, Inc.

Legal and Professional Expenses

     The Company incurred legal and professional expenses of approximately $429,000 and $64,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in legal and professional fees for 2001 compared with 2000 was due to additional expenses related to potential acquisitions in 2001 as well as increased consulting fees associated with Grad Partners, Inc.

Interest Expense

     We incurred interest expense of approximately $29,000 and $15,000 for the six months ended June 30, 2001, and 2000, respectively. Interest expense increased for the six months ended June 30, 2001 compared with June 30, 2000 due to new promissory notes to individuals for $850,000.

Interest Income

     Interest income was approximately $17,000 and $25,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest income is due to the decrease in available cash.

Net Losses

     For the six months ended June 30, 2001, the Company incurred a net loss of approximately $855,000 compared to a net loss of approximately $269,000 for the same period in 2000. The increased net loss in 2001 compared with 2000 was attributable to increased operating expenses incurred in analysis and due diligence of potential acquisitions and the increased operations of Grad Partners, Inc.

Acquisition
-----------

     Effective January 26, 2001, the Company had a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company has agreed to arbitrate the possible payment of a break-up fee of $500,000. Management believes the Company will be successful on the merits of the issues being arbitrated.

Liquidity and Capital Resources

     At June 30, 2001, we had cash of approximately $275,000. Since inception we have financed our operations from debt and equity financings. During the three months ended June 30, 2001, we used cash of approximately $431,000 to fund our operating activities. During the six months ended June 30, 2001 we used cash of approximately $765,000 to fund our operating activities. In January and February, 2001, the Company received proceeds from promissory notes of $850,000. During the three months ended June 30, 2001, the Company acquired property and equipment of approximately $4,000 and had capitalizable web site development costs of approximately $76,000.

     In August, 2001 Direct III Marketing, Inc. was advanced $600,000 by two officers of the Company. These senior promissory notes bear interest at 12.5% per year, with interest only payments payable quarterly. The two officers received stock purchase warrants in connection with this transaction entitling each officer to purchase 300,000 shares of voting common stock at an exercise price equal to $1.25 per share. However, if the senior promissory notes are paid in full prior to September 1, 2001, the officers are entitled to purchase 200,000 shares of voting common stock at an exercise price equal to $1.50 per share. These warrants are exercisable for five years.

     As of July, 2001, there is an agreement with an outside party to sell on a best efforts basis 3,200,000 shares of Direct III common stock at $1.00 per share and 1,600,000 common stock warrants exercisable at $1.00 per share through a private placement memorandum.

     We believe that we have sufficient cash available to meet expenses in the foreseeable future, including the potential payment, if any, of the break-up fee relating to the acquisition discussed above.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company had a signed letter of intent on January 26, 2001 to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company has agreed to arbitrate the possible payment of a break-up fee of $500,000. Management believes the Company will be successful on the merits of the issues being arbitrated.

Item 2. Changes In Securities

        The Company did not issue any securities during the quarter ending June 30, 2001.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        At the 2001 Annual Meeting of Stockholders of the Company held on May 16, 2001, the stockholders elected the five nominees for the Board of Directors nominated by the Board -- Robert deRose, Michael H. Shaut, James G. Clark, Douglas L. Feist and Martin A. Mayer. Additionally, the stockholders approved the Company's Stock Option Plan that had previously been approved by the directors.

        Voting for the election of directors and the Stock Option Plan proposal was as follows:

                           R. DeRose        M. Shaut         J. Clark         D. Feist       M. Mayer       Stock Option Plan
-----------------------------------------------------------------------------------------------------------------------------
For:                         3,462,992        3,462,992        3,462,992       3,462,992      3,462,992           2,839,516
Against:                            --               --               --              --             --             623,476
Abstentions/ Broker                 --               --               --              --             --                  --
Non-Votes:

   Proxies were solicited on behalf of the Company by its officers and employees as indicated in the Company's definitive proxy statement dated April 13, 2001.

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        Not Applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacity indicated, hereunto duly authorized.

Date:  August 14, 2001                           DIRECT MARKETING, INC.


                                                 By: /s/ James G. Clark
                                                     ---------------------------
                                                 Name:   James G. Clark
                                                 Title:  Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)