Form 10QSB
period 2001-09-30
DIRECT III MARKETING INC
filed 2001-11-14
CIK 1103313

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB
                                  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2001.


                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  000-29995
                         ---------



                          DIRECT III MARKETING, INC.
      ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                    33-0851387
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (IRS employer identification number)
  incorporation or organization)

        12760 High Bluff Drive, Suite 210, San Diego, California  92130
      ------------------------------------------------------------------
                    (Address of principal executive offices)

                                (858) 793-4151
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on September 30, 2001: 5,135,250, including treasury shares.

Transitional Small Business Format:  YES [_] NO [X]

                               TABLE OF CONTENTS

                                                                                                       Page
PART I. FINANCIAL INFORMATION.........................................................................    1

     Item 1. Financial Statements.....................................................................    1
             Consolidated Balance Sheets..............................................................    1
             Consolidated Statements of Operations....................................................    2
             Consolidated Statement of Stockholders' Equity (Deficit).................................    4
             Consolidated Statements of Cash Flows....................................................    5
             Notes to Consolidated Financial Statements...............................................    6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................................    9

PART II. OTHER INFORMATION............................................................................   13

     Item 1. Legal Proceedings........................................................................   13

     Item 2. Changes In Securities....................................................................   13

     Item 3. Defaults Upon Senior Securities..........................................................   13

     Item 4. Submission of Matters to a Vote of Security Holders......................................   13

     Item 5. Other Information........................................................................   13

     Item 6. Exhibits and Reports on Form 8-K.........................................................   13

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                          DIRECT III MARKETING, INC.

                         Consolidated Balance Sheets

                                                                                           September 30,       December 31,
                                                                                               2001               2000
                                                                                            (Unaudited)         (Audited)
                                           ASSETS

Student loans                                                                           $     2,310,403    $              -
Warehouse loan facility advances                                                              1,126,409                   -
Cash and cash equivalents                                                                       517,656             279,181
Property and equipment, net                                                                     193,688              18,940
Indenture fees, net                                                                             126,389                   -
Other                                                                                            47,446              54,374
                                                                                        ---------------    ----------------

Total assets                                                                            $     4,321,991    $        352,495
                                                                                        ===============    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                              $ 211,515            $ 60,159
Student loans payable                                                                           475,001                   -
Accrued expenses and other liabilities                                                          124,630              32,602
Notes payable                                                                                 1,325,000                   -
Warehouse loan facility                                                                       3,000,000                   -
                                                                                        ---------------    ----------------

Total liabilities                                                                             5,136,146              92,761
                                                                                        ---------------    ----------------

Preferred stock-$.001 par value, 10,000,000 shares authorized                                         -                   -
Common stock-$.001 par value, 40,000,000 shares authorized,
     5,135,250 and 4,410,250 shares issued and outstanding, respectively                          5,135               4,410
Additional paid in capital                                                                    2,556,365           1,875,590
Retained deficit                                                                             (3,140,058)         (1,393,927)
                                                                                        ---------------    ----------------
                                                                                               (578,558)            486,073
Less: notes receivable from stockholders                                                              -            (226,339)
Less: 67,313 shares of treasury stock, at cost                                                 (235,597)                  -
                                                                                        ---------------    ----------------

Total stockholders' equity (deficit)                                                           (814,155)            259,734
                                                                                        ---------------    ----------------

Total liabilities and stockholders' equity (deficit)                                    $     4,321,991    $        352,495
                                                                                        ===============    ================

                See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.

                     Consolidated Statements of Operations

            For the Three Months Ended September 30, 2001 and 2000

                                  (Unaudited)

                                                                    2001                    2000
                                                             ------------------      ------------------
Interest income:
     Student loans                                             $          2,851         $             -
     Investments                                                          1,317                       -
                                                             ------------------      ------------------
                                                                          4,168                       -
                                                             ------------------      ------------------
Cost of loan financing:
     Interest expense                                                     2,405
     Loan commitment fees                                                38,106
     Indenture fees                                                       8,013
     Loan servicing and other fees                                        8,464                       -
                                                             ------------------      ------------------
                                                                         56,988                       -
                                                             ------------------      ------------------

Net cost                                                                (52,820)                      -
                                                             ------------------      ------------------

Other income                                                              2,671                  11,784
                                                             ------------------      ------------------

Operating expenses:
     General and administrative                                         503,360                  93,899
     Legal and professional                                             299,392                  28,481
     Interest expense on shareholder loans                               27,962                     154
     Depreciation                                                         9,811                   1,033
                                                             ------------------      ------------------
        Total operating expenses                                        840,525                 123,567
                                                             ------------------      ------------------

Loss before income tax provision                                       (890,674)               (111,783)

Income tax provision                                                          -                       -
                                                             ------------------      ------------------

Net loss                                                       $       (890,674)        $      (111,783)
                                                             ==================      ==================

Net loss per share:
     Basic                                                     $          (0.18)        $         (0.03)
                                                             ==================      ==================
     Diluted                                                   $          (0.18)        $         (0.03)
                                                             ==================      ==================

Weighted average common shares outstanding:
     Basic                                                            5,008,396               4,410,250
                                                             ==================      ==================
     Diluted                                                          5,008,396               4,410,250
                                                             ==================      ==================

                See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.

                     Consolidated Statements of Operations

             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)



                                                         2001           2000
                                                     -------------   -----------
Interest income:
     Student loans                                   $      2,851    $        -
     Investments                                            1,317             -
                                                     -------------   -----------
                                                            4,168             -
                                                     -------------   -----------
Cost of loan financing:
     Interest expense                                       2,405
     Loan commitment fees                                  38,106
     Indenture fees                                         8,013
     Loan servicing and other fees                          8,464             -
                                                     -------------   -----------
                                                           56,988             -
                                                     -------------   -----------

Net cost                                                  (52,820)            -
                                                     -------------   -----------

Other income                                               19,914        36,610
                                                     -------------   -----------

Operating expenses:
     General and administrative                           915,213       306,056
     Legal and professional                               727,969        92,662
     Interest expense on shareholder loans                 56,727        15,070
     Depreciation                                          12,516         2,829
                                                     -------------   -----------
        Total operating expenses                        1,712,425       416,617
                                                     -------------   -----------

Loss before income tax provision                       (1,745,331)     (380,007)

Income tax provision                                          800           800
                                                     -------------   -----------

Net loss                                             $ (1,746,131)   $ (380,807)
                                                     =============   ===========

Net loss per share:
     Basic                                           $      (0.35)   $    (0.09)
                                                     =============   ===========
     Diluted                                         $      (0.35)   $    (0.09)
                                                     =============   ===========

Weighted average common shares outstanding:
     Basic                                              5,008,396     4,217,189
                                                     =============   ===========
     Diluted                                            5,008,396     4,217,189
                                                     =============   ===========

                See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.

           Consolidated Statements of Stockholders' Equity (Deficit)

                 For the Nine Months Ended September 30, 2001
                                  (Unaudited)


                                                 Common Stock             Additional          Accumulated
                                   Number of Shares       Amount       Paid in Capital         (Deficit)            Total
                                  ------------------- --------------- ------------------- ------------------ -------------------
Balance
     December 31, 2000                     4,410,250         $ 4,410         $ 1,875,590       $ (1,393,927)        $    486,073



Sale of common stock, net                    725,000             725             680,775                                 681,500
     of $43,500 issuance costs


Net loss
     September 30, 2001                                                                          (1,746,131)          (1,746,131)
                                  ------------------- --------------- ------------------- ------------------ -------------------


Balance                                    5,135,250           5,135           2,556,365         (3,140,058)            (578,558)



Less treasury stock,
     at cost                                                                    (235,597)                               (235,597)
                                  ------------------- --------------- ------------------- ------------------ -------------------

Balance
     September 30, 2001                    5,135,250         $ 5,135         $ 2,320,768       $ (3,140,058)        $   (814,155)
                                  =================== =============== =================== ================== ===================

                See accompanying notes to financial statements

                          DIRECT III MARKETING, INC.

                     Consolidated Statements of Cash Flows

             For the Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)

                                                                                            2001                 2000
                                                                                     -------------------  -------------------
Cash flows from operating activities:
     Net loss                                                                        $       (1,746,131)  $         (380,807)
     Adjustments to reconcile net loss to net cash
        used by operations:
            Depreciation and amortization                                                        12,516                2,829
        (Increase) decrease  in assets:
            Prepaid expenses                                                                     29,955               27,463
            Other assets                                                                        (23,027)             (96,186)
        Increase (decrease)  in liabilities:
            Accounts payable                                                                    151,356                  (75)
            Student loans payable                                                               475,001                    -
            Accrued expenses and other liabilities                                               92,028               (4,009)
                                                                                     ------------------   ------------------
Net cash used by operating activities                                                        (1,008,302)            (450,785)
                                                                                     ------------------   ------------------

Cash flows from investing activities:
     Purchase of student loans                                                               (2,436,792)                   -
     Warehouse loan facility advances                                                        (1,126,409)                   -
     Note receivable related to planned acquisition                                                   -             (350,000)
     Acquisition of property and equipment                                                     (187,264)              (5,138)
                                                                                     ------------------   ------------------
Net cash used in investing activities                                                        (3,750,465)            (355,138)
                                                                                     ------------------   ------------------

Cash flows from financing activities:
     Payment of credit facility                                                                       -             (305,100)
     Proceeds from credit facilities                                                          4,325,000                    -
     Notes receivable from stockholders                                                          (9,258)             (11,636)
     Proceeds from issuance of stock                                                            681,500            1,597,500
                                                                                     ------------------   ------------------
Net cash provided by financing activities                                                     4,997,242            1,280,764
                                                                                     ------------------   ------------------

Net  increase in cash                                                                           238,475              474,841

Cash and cash equivalents at beginning of period                                                279,181                  742
                                                                                     ------------------   ------------------

Cash and cash equivalents at end of period                                           $          517,656   $          475,583
                                                                                     ==================   ==================

Non-cash transactions:
During August, 2001, the Company repurchased 67,313 shares of common stock to satisfy stockholder notes receivable of $235,597.


                See accompanying notes to financial statements

                          Direct III Marketing, Inc.
                  Notes to Consolidated Financial Statements

                              September 30, 2001
                                  (Unaudited)

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

         Effective September, 2001, the Company expanded its business model to focus primarily on federally guaranteed student loans and related loan servicing. Accordingly, the financial statements reflect the change in the business model.

         These financial statements include the accounts of Direct III Marketing, Inc., Grad Partners, Inc., a wholly owned subsidiary of the Company that was incorporated by the Company in Delaware on October 3, 2000, and Grad Partners Premier, LLC, an indirect subsidiary of the Company. Grad Partners, Inc. is the sole member of Grad Partners Premier, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Refer to the financial statements in the Form 10-KSB, filed April 2, 2001, for the year ended December 31, 2000 for additional details of the financial position of Direct III Marketing, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

Note 2 - Liquidity and Business Risk

         The Company's ability to continue business is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations from the student loan activity which commenced in September, 2001, through Grad Partners, Inc. and Grad Partners Premier, LLC. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and will be able to fund Company operations and any possible settlement required by the arbitration described in
         Note 8, below.

Note 3 - Notes Payable

         In January and February, 2001, the Company executed notes with several individuals in the aggregate principal amount of $850,000. These loans accrue interest at the rate of 8% and are due on June 30, 2002. The promissory notes are convertible into common stock at June 30, 2002 at a price of $2.00 per share. In conjunction with the note, one note holder received a stock purchase warrant, exercisable for five years from the date of issuance, to purchase 25,000 shares of common stock at $4.00 per share.

         In August, 2001, the Company was advanced $600,000 by two of the Company's officers pursuant to promissory notes from the Company. In September, 2001, the Company repaid $125,000 to reduce the outstanding balance on the notes to $475,000. These senior promissory notes currently bear interest at 12.5% per year with interest only payments payable quarterly.

         Each note is a one year note, due in August, 2002. The two officers received stock purchase warrants in connection with this transaction entitling each officer to purchase 300,000 shares of voting common stock at an exercise price of $1.25 per share. These warrants are exercisable for five years from the date of issuance.

Note 4 - Warehouse Loan Facility

         In August, 2001, the Company executed a warehouse loan facility with a financial institution to fund the purchase of student loans. The maximum facility amount is $150,000,000 at September 30, 2001 of which $3,000,000 has been advanced as of that date. Interest accrues during the collection period at the CP Rate or the Alternate Base Rate as defined in the Indenture. The Alternate Base Rate is the higher of the prime rate or the Federal Funds Rate, plus 0.50%. The CP Rate is determined using the discount rate for commercial paper notes and related commissions and fees.

Note 5 - Indenture Fees

         Certain fees are payable in connection with the Indenture representing commitment fees, program fees, annual administration fees, certain Indenture Trustee fees, and a one-time structuring fee. Where applicable, these fees are expensed over the indenture period.

Note 6 - Student Loans

         In September, 2001, through Grad Partners, Inc. and Grad Partners Premier, LLC, the Company began operations related to originating, purchasing, and providing services related to the student loan industry. As of September 30, 2001, the Company has purchased student loans of approximately $2,300,000. As of September 30, 2001, there is a payable to a financial institution of approximately $475,000 related to the purchase of these student loans.

Note 7 - Incentive Stock Options

         The Company granted incentive stock options on January 5, 2001, for the purchase of 10,000 shares at $4.00 per share, on July 1, 2001, for the purchase of 835,000 shares at $1.40 per share and 100,000 shares at $1.54 per share, and on July 16, 2001, for the purchase of 80,000 shares at $2.00 per share. Additional incentive stock options were granted on September 21, 2001 for the purchase of 140,000 shares at $.90 per share and on September 28, 2001 for the purchase of 50,000 shares at $1.70 per share. All of the above options have a term of ten years except for the option for 100,000 shares granted on July 1, 2001, which has a term of five years.

Note 8 - Acquisition

         The Company signed a letter of intent on January 26, 2001 to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company has agreed to arbitrate the possible payment of a break-up fee of $500,000. Management believes the Company will not have to make any payments related to the break-up fee.

Note 9 - Treasury Stock

         In August, 2001, the Company repurchased 67,313 shares of common stock at $3.50 per share in connection with the cancellation of notes receivable from shareholders in the principal amount of $200,000 plus accrued interest. Treasury shares are included in the Company's shares outstanding.

Note 10 - Sale of Common Stock

          In August and September, 2001, a third party retained by the Company, on a best efforts basis, sold 725,000 aggregate shares of the Company's common stock for $1.00 per share and 362,500 warrants exercisable at $1.00 per share. This private placement resulted in proceeds to the Company of $681,500, net of issuance fees.

Note 11 - Subsequent Event

          In October, 2001, promissory notes with an aggregate principal amount of $850,000, described in Note 3 above, plus related accrued interest of $13,480 were converted into common stock at $1.00 per share. The terms of these notes were renegotiated, thus permitting the earlier conversion.

          In November, 2001, the Company made principal payments of approximately $56,000 related to the officer advances described in
          Note 3 above.

          In October and November 2001, the Company sold 570,000 shares of common stock at $1.00 per share and issued 285,000 warrants exercisable at $1.00 per share resulting in proceeds to the Company of $556,500, net of issuance fees.

          Martin A. Mayer resigned from the Company's Board of Directors effective October 31, 2001. Sam Belzberg was appointed to the Board effective September 28, 2001 and Leo Kornfeld was appointed effective November 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to, among other things, changes in the interest rate or changes in the regulations relating to federal guarantees of student loans. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

     The Company was organized and commenced operations in March 1999. The Company is in the business of providing products, services and solutions to the Federally guaranteed student loan industry. The Company intends on becoming a full service provider of financial aid products to students, parents, and schools. This will include, but is not limited to, student financial aid counseling, debt management, loan origination, loan servicing, and secondary market liquidity management. The Company will also look at unique acquisitions that can provide for the marketing, origination, and servicing of federally guaranteed student loans where management's experience and expertise can accelerate the acquisition's growth prospects.

     In September, 2001, through Grad Partners, Inc. and Grad Partners Premier, LLC, the Company began operations related to originating, purchasing, and providing services related to the student loan industry. The Company, through these subsidiaries, will originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education, HEAL loans eligible for guarantee by the Secretary of Health and Human Services, Federally guaranteed consolidation loans and certain other eligible student loans. To facilitate originating and purchasing of student loans, in August the Company arranged a warehouse loan facility with a financial institution. Additionally, the Company has established relationships with certain entities to act as administrator, indenture trustee, eligible lender trustee, and servicer for the student loans.

     Prior to September, 2001, the Company had been principally devoted to identifying and evaluating acquisitions of companies in direct marketing, internet marketing, telemarketing, and developing the student loan marketing capabilities of Grad Partners, Inc., a wholly owned subsidiary. As indicated above, the Company's business is now focused on marketing, purchasing and providing services related to the student loan industry. The Company will continue to attempt to identify and evaluate acquisitions of companies in this industry.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2001 and 2000
------------------------------------------------------

Revenue

     The revenues of the Company are generated from the spread between the interest earned on student loans and the cost of borrowing. Student loan operations during the three months ended September 30, 2001 resulted in a net interest costs of approximately $53,000. The Company began purchasing and marketing student loans in September, 2001. No revenues were generated during the three months ended September 30, 2000 nor were any related loan financing expenses incurred.

General and Administrative Expenses

     We incurred general and administrative expenses of approximately $503,000 and $94,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in general and administrative expenses in the third quarter of 2001 compared with 2000 was due to additional expenses incurred in connection with the beginning of operations related to originating and purchasing student loans. General and administrative expenses for the quarter ended September 30, 2000 were related to potential acquisitions.

Legal and Professional Expenses

     The Company incurred legal and professional expenses of approximately $299,000 and $28,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in legal and professional fees in the third quarter of 2001 compared with 2000 was due to additional expenses incurred in connection with student loan operations. Legal and professional expenses for the quarter ended September 30, 2000 were related to potential acquisitions.

Interest Expense

     We incurred interest expense on loans from shareholders of approximately $28,000 and $200 for the three months ended September 30, 2001, and 2000, respectively. Interest expense increased for the quarter ended September 30, 2001 compared with September 30, 2000 due to additional notes payable outstanding in 2001.

Other Income

     Other income, consisting of interest income from a money market account, was approximately $3,000 and $12,000 for the three months ended September 30, 2001 and 2000, respectively, the difference being due to less cash on hand.

Net Losses

     For the quarter ended September 30, 2001, the Company incurred a net loss of approximately $891,000 compared to a net loss of approximately $112,000 for the same period in 2000. The increased net loss in 2001 compared with 2000 was attributable to increased expenses incurred in connection with student loan operations.

For the Nine Months ended September 30, 2001 and 2000
-----------------------------------------------------

Revenue

     The revenues of the Company are generated from the spread between the interest earned on student loans and the cost of borrowing. Student loan operations during the nine months ended September 30, 2001, resulted in a net interest cost of approximately $53,000. The Company began purchasing and marketing student loans in September 2001. No revenues were generated during the nine months ended September 30, 2000 and no related loan financing expenses were incurred.

General and Administrative Expenses

     We incurred general and administrative expenses of approximately $915,000 and $306,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in general and administrative expenses for 2001 compared with 2000 was due to additional expenses incurred in connection with the beginning of operations related to originating and purchasing student loans.

General and administrative expenses for the quarter ended September 30, 2000 were related to potential acquisitions.

Legal and Professional Expenses

     The Company incurred legal and professional expenses of approximately $728,000 and $93,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in legal and professional fees for 2001 compared with 2000 was due to additional expenses incurred in connection with the student loan operations. Legal and professional expenses for 2000 were related to potential acquisitions.

Interest Expense

     We incurred interest expense on loans form shareholders of approximately $57,000 and $15,000 for the nine months ended September 30, 2001, and 2000, respectively. Interest expense increased for the nine months ended September 30, 2001 compared with September 30, 2000 due to additional notes payable outstanding in 2001.

Other Income

     Other income, consisting principally of interest income from a money market account, was approximately $20,000 and $37,000 for the nine months ended September 30, 2001 and 2000, respectively, the difference being due to less cash on hand.

Net Losses

     For the nine months ended September 30, 2001, the Company incurred a net loss of approximately $1,746,000 compared to a net loss of approximately $381,000 for the same period in 2000. The increased net loss in 2001 compared with 2000 was attributable to increased operating expenses in connection with student loan operations.

Acquisition
-----------

     Effective January 26, 2001, the Company had a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company has agreed to arbitrate the possible payment of a break-up fee of $500,000. Management believes, but cannot assure, that the Company will not have to make any payments related to the break-up fee.

Liquidity and Capital Resources
--------------------------------

     At September 30, 2001, the Company had cash and cash equivalents of approximately $518,000. Since inception the Company has financed its operations from debt and equity financings. During the three months ended September 30, 2001, the Company used cash of approximately $238,000 to fund its operations. During the nine months ended September 30, 2001 the Company used cash of approximately $996,000 to fund its operations. In January and February 2001, the Company received proceeds from promissory notes of $850,000. During August 2001, the Company was advanced $600,000 by two officers of the Company, and $125,000 of the advances were repaid by the Company in September, 2001. During the nine months ended September 30, 2001, the Company acquired property and equipment of approximately $187,000. As of September 30, 2001, the Company has been advanced $3,000,000 from the warehouse loan facility to purchase student loans. As of September 30, 2001, the Company had purchased approximately $2,300,000 in student loans. In August and September, 2001, 725,000 shares of common stock were sold resulting in proceeds of $681,500, net of issuance fees.

     We believe that we have sufficient cash available to meet expenses in the foreseeable future, including the potential payment, if any, of the break-up fee relating to the acquisition discussed above. We anticipate that our student loan operations will generate sufficient cash to meet our expenses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company had a signed letter of intent on January 26, 2001 to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company has agreed to arbitrate the possible payment of a break-up fee of $500,000. Management believes the Company will not have to make any payments related to the break-up fee. However, there can be no assurance that the Company will be successful on the merits of this case.

Item 2.  Changes In Securities

          In August and September, 2001, a third party retained by the Company, on a best efforts basis, sold 725,000 aggregate shares of the Company's common stock to accredited investors for $1.00 per share and 362,500 warrants exercisable at $1.00 per share. The sale of these securities resulted in proceeds to the Company of $681,500, net of issuance fees. These securities were sold in a private offering pursuant to Regulation D under the Securities Act of 1933.

          During the last quarter, the Company granted additional stock options under its Stock Option Plan. The Company granted incentive stock options on January 5, 2001, for the purchase of 10,000 shares at $4.00 per share, on July 1, 2001, for the purchase of 835,000 shares at $1.40 per share and 100,000 shares at $1.54 per share, and on July 16, 2001, for the purchase of $80,000 shares at $2.00 per share. Additional incentive stock option were granted on September 21, 2001 for the purchase of 140,000 shares at $.90 per share and on September 28, 2001 for the purchase of 50,000 shares with an exercise price of $1.70 per share. All of the above options have a term of ten years except for the option for 100,000 shares granted on July 1, 2001, which has a term of five years. In each case, the exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

          In August, 2001, two of the Company's officers loaned the Company money for working capital purposes and in connection which such loans, each officer received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants are exercisable for five years from the date of issuance.

          On September 21, 2001, the Company granted warrants to an outside third party to purchase 6,000 shares at a price of $1.00 per share.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

          During the last quarter, the Company filed one Report on Form 8-K dated August 17, 2001.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacity indicated, hereunto duly authorized.


Date:  November 14, 2001          DIRECT III MARKETING, INC.



                                  By: /s/ James G. Clark

                                  Name:   James G. Clark
                                  Title:  Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)