Form 10KSB
period 2001-12-31
DIRECT III MARKETING INC
filed 2002-03-29
CIK 1103313

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                       Commission File Number: 000-29995

                          DIRECT III MARKETING, INC.
                (Name of Small Business Issuer in Its Charter)

                      Delaware                 33-0851387
                   (State or Other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)

               12760 High Bluff Drive,
                      Suite 210
                San Diego, California             92130
                (Address of Principal          (Zip Code)
                 Executive Offices)

        Issuer's Telephone Number, Including Area Code:  (858) 793-4151

                               -----------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

                               -----------------

   Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   State the amount of Registrant's revenues for its most recent fiscal year:
$245,132

   The aggregate approximate market value of the Registrant's common stock held by non-affiliates based upon the closing price of $2.45 on March 15, 2002, as reported by Commodity Systems, Inc., was approximately $14,256,212. (For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.)

   On March 15, 2002, 9,656,417 shares of the Registrant's common stock were outstanding.

   Documents Incorporated by Reference:  None

   Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

                          DIRECT III MARKETING, INC.

                        2001 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

Section                                                                                          Page No.
-------                                                                                          --------
                                                 PART I
ITEM 1.  Description of Business................................................................     1
ITEM 2.  Description of Properties..............................................................     3
ITEM 3.  Legal Proceedings......................................................................     3
ITEM 4.  Submission of Matters to a Vote of Security Holders....................................     3

                                                 PART II
ITEM 5.  Market for Common Equity and Related Stockholder Matters...............................     4
ITEM 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..     5
ITEM 7.  Financial Statements...................................................................     7
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...     7

                                                PART III
ITEM 9.  Directors, Executive Officers and Control Persons; Compliance with Section 16(A) of the
         Exchange Act...........................................................................     8
ITEM 10. Executive Compensation.................................................................    10
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.........................    13
ITEM 12. Certain Relationships and Related Transactions.........................................    14
ITEM 13. Exhibits and Reports on Form 8-K.......................................................    15

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

   Direct III Marketing, Inc. was incorporated on March 26, 1999. All of the outstanding shares of capital stock of the corporation were initially owned by Whirlwind Ventures, Inc., a Florida corporation. On May 24, 1999, Whirlwind Ventures, Inc., was merged into Direct III Marketing, Inc., with Direct III Marketing, Inc., being the surviving corporation and assuming all obligations and obtaining all rights of Whirlwind Ventures, Inc. On the merger date, each issued and outstanding share of Whirlwind Ventures, Inc. was exchanged for one share of capital stock of Direct III Marketing, Inc., and the outstanding shares of common stock of Direct III Marketing, Inc. owned by Whirlwind Ventures, Inc. at the time of the merger were canceled.

Industry Overview

   Overview. Effective September, 2001, Direct III Marketing, Inc. expanded its business model to focus primarily on federally guaranteed student loans, private student loans and related loan servicing. The Company intends to become a full service provider of financial aid products to students, parents and schools. This will include, but is not limited to, student financial aid counseling, debt management, loan origination, loan servicing, and secondary market liquidity management.

   Growth. Demand for consolidation loans is highly correlated to growth in the student loan industry, which is expected to continue to grow rapidly over the next ten years. Projections by the U.S. Department of Education's National Center for Education Statistics indicate that school enrollment will continue to reach record levels over the next ten years. In fact, between 1999 and 2009, total college enrollment is projected to rise by a total of 17 percent. It is believed that total college enrollment in 2000 reached a new record of 15.1 million students. Because tuition increases have far outpaced growth in personal and family income over the past two decades (with college costs escalating at nearly twice the annual rate of inflation over this period), the need for federal and private student aid has increased dramatically.

Operational Plans

   In September, 2001, through its wholly-owned direct and indirect subsidiaries, Grad Partners, Inc. and Grad Partners Premier, LLC (now known as Education Funding Resources, LLC), the Company began operations related to originating, purchasing, and providing services related to the student loan industry. In November 2001, the Company initiated business operation of its subsidiary, Student Loan Xpress, Inc., which focuses on marketing the Company's student loan products to colleges and universities. The Company, through its subsidiaries, will originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education, HEAL (Health Education Assistance Loan) loans eligible for guarantee by the Secretary of the Department of Health and Human Services, Federally guaranteed consolidation loans, and certain other eligible student loans.

Strategy

   The Company intends to acquire, integrate, and operate companies that provide for the origination of consolidated or initial student loans. The focus is on companies with unique marketing approaches where the Company's management can significantly enhance performance and student loan volume. The Company's strategic plan calls for the Company to focus on direct consumer marketing using mail, telephone, and the Internet as well as the traditional lender-list program. As the student loan marketplace transitions toward direct consumer channels, the Company intends to be positioned to capitalize and drive that transition to fuel future growth. The Company's direct marketing initiatives are also directed at alleviating the enormous pressures at schools' financial aid offices by utilizing technology to lesson the burden. This can be accomplished by having solid relationships at schools through the Company's Subsidiary, Student Loan Xpress, Inc. The Company also plans to build a customer database for other consumer products and services in the future.

Competition

   Historically, there has been little competition for consolidation loans. One competitor in the consolidation market is the Department of Education. For the last two years, private market makers like Collegiate Funding Services, LLC ("CFS") have been able to market consolidation loans to Department of Education Direct Loan Program borrowers. This competition has diminished the Department of Education's capacity to compete. CFS continues to be the largest competitor in the consolidation loan market.

   Other potential competitors include larger banks, which hold their student loan portfolios into repayment. Several of these larger banks, which are significant originators of FFELP volume, have elected to buy their consolidation volume through CFS, rather than to market the product themselves.

   For undergraduate student loans, most banks attempt to achieve preferred lender status on a school's preferred lender-list. Traditionally, the schools like to use preferred lenders because they provide the school with products and services that ease the financial aid process for their students and help reduce the workload for the financial aid office. However, the marketplace is evolving and is likely to begin to move away from preferred lender-lists as the sole source of traditional Stafford loans due to such factors as electronic processing of loan applications, electronic disbursements, and e-signatures.

   Based on the availability of over $18 billion of graduate loan volume over the next three years, the Company's subsidiary, Grad Partners, Inc., is targeting the capture of less than 5% of this market, while offering the only program on a national basis that directly pays the school immediate premium income on the loans the school generates.

   In the past, most secondary market purchasers did not seek to obtain loans directly, preferring or needing to buy their loans from bank originators. It is anticipated that secondary market purchasers will be slow to adopt new marketing approaches for fear of jeopardizing their existing loan flow and bank relationships.

   Two public companies that compete in the student loan business are U.S.A. Education, Inc., commonly known as Sallie Mae, and the Student Loan Corporation.

Government Regulation

   The student loan industry is regulated by the U.S. Department of Education's Direct Lending Program, the Federal Family Education Loan Program ("FFELP"), and the Direct Lending Consolidation Program (the "DLCP").

Employees

   At December 31, 2001, the Company employed approximately sixteen (16) people, of whom eleven (11) are management and five (5) are support staff. None of the Company's employees are unionized. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES.

San Diego, California

   The Company's executive offices are located in San Diego, California. Prior to February 1, 2002, the office space comprised a total of approximately 1,981 rentable square feet. The premises were subject to a lease dated March 17, 1999 that would have expired on March 16, 2004, under which Direct III was the tenant. The annual rent was $51,109.80, in addition to pass-through expenses for:

  .   utilities
  .   increases in real estate taxes,
  .   assessments
  .   increases in insurance

   The Company currently subleases one office within its office space to a third party on a month-to-month basis for minimal rent.

   In order to accommodate the San Diego office needs of its subsidiaries, Grad Partners, Inc., and the newly formed Student Loan Xpress, Inc., the Company has entered into a new lease for additional office space in the same office complex as the current executive offices of the Company. Effective on February 1, 2002, the Company entered into a new combined lease which comprises a total of 7,537 rentable square feet. The executive offices utilize 1,983 rentable square feet and Grad Partners, Inc. and Student Loan Xpress, Inc. jointly occupy 5,554 rentable square feet. The Lease expires on January 31, 2005, and has annual rent of $235,154 for the first year, $244,560 for the second, and $254,343 for the third and final year, in addition to the pass-through expenses set forth above. The Company has the right to renew the new lease for an additional five-year period.

Cincinnati, Ohio

   The Company leases additional office space in Cincinnati, Ohio. The office space currently comprises approximately 4,728 square feet. The premises are subject to a lease dated December 10, 2001, effective February 1, 2002, that expires on March 31, 2007. Grad Partners, Inc. is the tenant and the Company is the guarantor. The annual rent through March, 2003 is $54,372 and then increases to $56,736 annually for the remainder of the lease. The Company also has pass-through expenses of approximately $600 per month.

ITEM 3.  LEGAL PROCEEDINGS.

   On January 26, 2001, the Company signed a letter of intent to acquire a student loan marketing company for cash and shares of the Company's common stock. The acquisition was not consummated and the Company agreed to arbitrate the possible payment of a break-up fee of $500,000. Management does not believe the Company will have to make any payments related to the break-up fee. However, there can be no assurance that the Company will be successful on the merits of this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

   No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of the Common Stock

   The Company's common stock began trading on April 27, 1999, in the over-the-counter market through the OTC Bulletin Board system under the symbol "DRCT." The trading of the Company's common stock is sporadic, and the quarterly average daily volume of shares traded during the year 2001 ranged from a low of 13,445 shares to a high of 40,753 shares. The following table presents the range of the high and low closing price and average daily volume (computed for days in which the shares traded) information for the Company's common stock for the periods indicated. This information was provided by Commodity Systems, Inc. (CSI). The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                       Average Daily
                                        High    Low   Volume (Shares)
                                       ------- ------ ---------------
          Year Ended December 31, 2000
             First Quarter............ $ 12.00 $ 7.50     19,942
             Second Quarter...........   16.00   8.00     24,367
             Third Quarter............  15.625  11.00     17,231
             Fourth Quarter...........  14.125   3.50     26,424
          Year Ended December 31, 2001
             First Quarter............ $  5.75 $1.875     13,445
             Second Quarter...........    3.30   1.70     40,753
             Third Quarter............    3.50   0.90     38,506
             Fourth Quarter...........    2.50   1.35     28,300

   Records of our stock transfer agent indicate that as of December 31, 2001, there were 75 record holders of our common stock.

Dividend Policy

   The Company has not paid, or declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company currently anticipates that it will retain all of its future earnings, if any, for use in the operation of its business and does not anticipate paying any cash dividends on its common shares in the foreseeable future.

Recent Sales of Unregistered Securities

   The following sets forth a summary of all sales of unregistered securities by the Company since January 1, 2001:

   During the quarter ended March 31, 2001, the Company issued notes that are convertible into the Company's common stock. Notes in the aggregate principal amount of $850,000 were issued to four investors. The notes accrue interest at a rate of 8% and are due on June 30, 2002, at which time they are convertible into common stock of the Company at $2.00 per share. The noteholders received stock purchase warrants for a total of 212,500 shares of the Company's common stock at $4.00 per share. Each of the sales was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Each of the participants in the offering made representations stating that he or it was an "accredited investor". On or about November 1, 2001, the noteholders converted the outstanding principal and accrued interest into the Company's common stock at $1.00 per share for a total of 863,480 shares.

   Beginning in August and through December 31, 2001, a third party retained by the Company on a best efforts basis, sold 3,950,000 aggregate shares of the Company's common stock to accredited investors for $1.00 per share and warrants for 1,975,000 shares exercisable at $1.00 per share. The net proceeds to the Company after commissions was $3,716,000. These securities were sold in a private offering pursuant to Regulation D under the Securities Act of 1933.

   In August, 2001, two of the Company's officers loaned the Company money for working capital purposes and in connection with such loans, each officer received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants are exercisable for five years from the date of issuance. Each of the sales was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The issued notes were paid in full in October 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

   This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the Company's Financial Statements and Notes thereto included in this report. This discussion contains certain forward-looking information, that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to, among other things, changes in the interest rate or changes in the regulations relating to federal guarantees of student loans. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

Overview

   The Company was organized and commenced operations in March 1999. The Company is in the business of providing products, services, and solutions to the federally guaranteed student loan industry. The Company intends to become a full service provider of financial aid products to students, parents, and schools. We expect this to include, among other things, student financial aid counseling, debt management, loan origination, loan servicing, and secondary market liquidity management. The Company will also look at unique acquisitions that can provide for the marketing, origination, and servicing of federally guaranteed student loans where management's experience and expertise can accelerate the acquisition's growth prospects.

   In September, 2001, through its wholly-owned direct and indirect subsidiaries Grad Partners, Inc. and Grad Partners Premier, LLC (now known as Education Funding Resources, LLC), the Company began operations related to originating, purchasing, and providing services related to the student loan industry. In November 2001, the Company initiated business operation of its subsidiary, Student Loan Xpress, Inc., which focuses on marketing the Company's student loan business to colleges and universities. The Company, through these subsidiaries, will originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee by the Department of Education, HEAL (Health Education Assistance Loan) loans eligible for guarantee by the Secretary of Health and Human Services, Federally guaranteed consolidation loans, and certain other eligible student loans. To facilitate originating and purchasing of student loans, in August the Company arranged a warehouse loan facility with a financial institution. Additionally, the Company has established relationships with certain entities to act as administrator, indenture trustee, eligible lender trustee, and servicer for the student loans.

Results of Operations

  Interest Income

   The revenues of the Company are generated from the spread between the interest earned on student loans and the cost of borrowing. Student loan operations during the year ended December 31, 2001 resulted in interest income of approximately $227,000 and net interest expense of approximately $185,000. The Company began purchasing and marketing student loans in September, 2001. No revenues were generated during the year ended December 31, 2000 nor were any related loan financing expenses incurred.

  General and Administrative Expenses

   The Company incurred general and administrative expenses of approximately $2,900,000 and $506,000 for the years ended December 31, 2001 and 2000, respectively. The increase in general and administrative expenses in 2001 compared with 2000 was due to additional expenses incurred in connection with the beginning of operations related to originating and purchasing of student loans. General and administrative expenses for the year ended December 31, 2000 were related to costs incurred looking for and analyzing potential acquisitions.

  Legal and Professional Expenses

   The Company incurred legal and professional expenses of approximately $1,007,000 and $184,000 for the years ended December 31, 2001 and 2000, respectively. The increase in legal and professional fees in 2001 compared with 2000 was due to additional expenses incurred in establishing the student loan operations. Legal and professional expenses for the year ended December 31, 2000 were related to costs incurred in analyzing potential acquisitions.

  Interest Expense on Stockholder Loans

   We incurred interest expense on loans from shareholders of approximately $75,000 and $15,000 for the years ended December 31, 2001, and 2000, respectively. Interest expense increased for the year ended December 31, 2001 compared with December 31, 2000 due to additional notes payable outstanding in 2001.

  Note Receivable Reserve

   Note receivable reserve relates to the writing off as a bad debt a loan made to an unrelated party in connection with a proposed acquisition in 2000 for $350,000 plus accrued interest of $20,417. There was no such expense in 2001.

  Other Income

   Other income was approximately $72,000 for the year ended 2001 and consisted of interest income from a money market account of approximately $12,000 and the receipt of $50,000 from the note receivable previously written off in 2000 as discussed above. Other income of $66,000 for the year ended December 31, 2000 was interest from a money market account. The difference in interest income between 2001 and 2000 was due to lower interest rates.

  Net Losses

   For the year ended December 31, 2001, the Company incurred a net loss of approximately $4,126,000 compared to a net loss of approximately $1,014,000 for the same period in 2000. The increased net loss in 2001 compared with 2000 was attributable to increased expenses incurred in connection with the commencement of the student loan operations.

  Acquisition

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

  Liquidity and Capital Resources

   At December 31, 2001, the Company had cash and cash equivalents of approximately $1,705,000 (excluding warehouse loan facility advances). Since inception the Company has financed its operations from debt and equity financings. During the year ended December 31, 2001, the Company used cash of approximately $4,100,000 to fund its operations. In January and February 2001, the Company received proceeds from promissory notes of $850,000. These promissory notes were converted to capital in October 2001. During August 2001, the Company was advanced $600,000 by two officers of the Company, and the advances were repaid by the Company in October, 2001. During the year ended December 31, 2001, the Company acquired property and equipment of approximately $418,000. As of December 31, 2001, the Company has been advanced $50,000,000 from the warehouse loan facility to purchase student loans. As of December 31, 2001, the Company had purchased approximately $44,500,000 in student loans. In 2001, 4,813,480 shares of common stock were sold resulting in proceeds of $4,579,480, net of issuance fees.

   Management believes that the Company has sufficient cash available to meet expenses in the foreseeable future, including the potential payment, if any, of the break-up fee relating to the acquisition discussed above. In the opinion of management, the Company will be able to improve its profitability and continue to raise adequate capital to meet its working capital requirements. The Company has a $500,000 line of credit available for working capital needs. Management believes additional working capital, if needed, can be raised through an additional private security offering.

ITEM 7.  FINANCIAL STATEMENTS.

   The response to this item is submitted in a separate section of this Annual Report on Form 10-KSB commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

   The Directors and executive officers of Direct III Marketing, Inc., their ages, and positions are set forth below:

Name             Age                              Position
----             ---                              --------
Robert deRose... 55  Director and Chief Executive Officer
Michael H. Shaut 51  Director, President, and Chief Operating Officer
James G. Clark.. 42  Director, Executive Vice President, and Chief Financial Officer
Douglas L. Feist 54  Director, Executive Vice President, Secretary, and General Counsel
Sam Belzberg.... 73  Director
Leo Kornfeld.... 69  Director

   Robert deRose, Director since 1999; Chairman of the Board of Directors and Chief Executive Officer of Direct III. Mr. deRose has been Chief Executive Officer of Direct III since April 1999 and was President of Direct III from April 1999 until March 1, 2001. Mr. deRose was the President and Chief Executive Officer of American Express Educational Loans, one of the largest student financial aid lenders in the country, from October 1995 through January 1998 and continued to provide consulting services through April 1999. Mr. deRose founded The Educational Funding Company LLC (American Express Education Loans) and developed innovative direct marketing programs in the areas of telemarketing, direct mail and e-commerce. Mr. deRose is currently a Director and President of the Survivors Rehabilitation Foundation and The deRose Foundation.

   Michael H. Shaut, Director since 2001; Director, President and Chief Operating Officer of Direct III and President of Grad Partners, Inc., a wholly owned subsidiary of Direct III. Mr. Shaut has been the President and Chief Operating Officer of Direct III since March 1, 2001 and has been President of Grad Partners, Inc. since its incorporation on October 3, 2000. Mr. Shaut was formerly the President and Chief Executive Officer of Student Loan Funding Resources, Inc., an originator and secondary market purchaser of federally guaranteed and private student loans, from 1999 until October 2000. Mr. Shaut was instrumental in selling the company to Student Loan Marketing Association (Sallie Mae) in 2000. Mr. Shaut was President of Education Planning Services, Inc., a joint venture company with Arthur Anderson, LLC focused on providing strategic consulting services to the higher education finance community, during 1998 and 1999. From December 1995 through June of 1998, Mr. Shaut was Executive Vice President and Chief Operating Officer of The Student Loan Funding Corporation (now known as Student Loan Funding Resources, Inc.) where Mr. Shaut managed the day to day operations of the company.

   James G. Clark, Director since 1999; Director, Executive Vice President and Chief Financial Officer of Direct III and Executive Vice President and Chief Financial Officer of the subsidiaries, Grad Partners, Inc. and Student Loan Xpress, Inc. Mr. Clark has been Chief Financial Officer of Direct III since April 1999, Executive Vice President since March 1, 2001 and Executive Vice President and Chief Financial Officer of Grad Partners, Inc. and Student Loan Xpress, Inc. since their incorporation. Mr. Clark was formerly the Chief Financial Officer of DTS Communications, Inc., a software development company bringing electronic closing services to the real estate industry, from May 1996 until February 1998. As Chief Financial Officer, Mr. Clark was responsible for all of the financial affairs of DTS, including budgeting, banking, cash management, investor relations, insurance and financial reporting. Mr. Clark was also responsible for developing and implementing the company's procedures in the areas of purchasing, collections/accounts receivable, inventory, credit approval, payroll/human resources, payment terms and travel.

   Douglas L. Feist, Director since 1999; Director, Executive Vice President, Secretary and General Counsel of Direct III and Executive Vice President and Secretary of the subsidiaries, Grad Partners, Inc. and Student Loan

Xpress, Inc. Mr. Feist has been Secretary and General Counsel of Direct III since April 1999, Executive Vice President since March 1, 2001 and Executive Vice President and Secretary of Grad Partners, Inc. and Student Loan Xpress, Inc. since their incorporation. Mr. Feist was a Senior Vice President and General Counsel of UBL Financial Corporation, an insurance services holding company, from February 1993 through December 1998. Mr. Feist joined Mr. deRose at The Educational Funding Company LLC (American Express Educational Loans) in October 1995 as an owner, Senior Vice President and General Counsel. Mr. Feist currently serves as a Director for Gordon Composites, Inc., Datavision Technologies Corporation and Nytro Multisport Technology, Inc. and is the sole Director and officer of Douglas L. Feist Professional Corporation.

   Sam Belzberg, Director since 2001; Mr. Belzberg is the President of Gibralt Capital Corporation, a Canadian private investment company which, through its affiliates, has an equity interest in several private and public operating companies as well as significant real estate holdings. Prior to 1991, Mr. Belzberg was Chairman and Chief Executive Officer of First City Financial Corporation Ltd., a seven billion-dollar (Canadian dollars) full service financial institution founded by Mr. Belzberg. Mr. Belzberg is the Chairman of the Dystonia Medical Research Foundation, founded by he and his wife in 1977, and is the Chairman of the Simon Wiesenthal Center of Los Angeles. Mr. Belzberg also serves as a Director of e-Sim Ltd., of Jerusalem, Israel and Diomed Inc. In 1989, he was awarded the Order of Canada and received the Governor General of Canada Award in 1992.

   Leo Kornfeld, Director since 2001; Mr. Kornfeld joined Direct III as a consultant in August 2001. Mr. Kornfeld is President of Kornfeld & Associates, an education consulting firm. Appointed by President Clinton, Mr. Kornfeld served as a Senior Advisor to the Secretary of Education where he assisted the Secretary in re-engineering student lending by developing and operating the Direct Student Loan Program. During his years at the Department of Education, Mr. Kornfeld also served as Chief Information Officer. Mr. Kornfeld was a presidential appointee during the Carter Administration and was responsible, as Deputy Commissioner, for the Student Financial Aid Program. Mr. Kornfeld has also held senior executive positions in various corporations, including Citicorp and Automatic Data Processing.

Committees of the Board of Directors

   The Board of Directors formed the Compensation Committee in 1999 to manage and oversee the Company's Stock Option Plan and to make recommendations regarding executive compensation. Robert deRose and Douglas L. Feist were the initial members of the Compensation Committee. The Compensation Committee recommends to the Board of Directors the granting of certain qualified and non-qualified stock options to employees and non-employee Directors of the Company under the plan. As of November 28, 2001, the members of the Compensation Committee are Samuel Belzberg, Robert deRose and Michael H. Shaut. The Compensation Committee met two times during fiscal year 2001.

   At the November 28, 2001 meeting of the Board of Directors, the Board formed two additional committees--a Finance Committee and an Audit Committee. The members of the Finance Committee are Samuel Belzberg, James G. Clark, Robert deRose and Michael H. Shaut. The members of the Audit Committee are Samuel Belzberg, Douglas L. Feist and Leo Kornfeld. With respect to the Audit Committee, Samuel Belzberg is an independent Director, as that term is defined under NASD Rule 4200(a)(14) relating to The Nasdaq Stock Market. Leo Kornfled is the President of Kornfeld & Associates, an education consulting firm that provides consulting services to the Company. Douglas L. Feist is a Director and an officer of the Company and is the sole owner of the Law Offices of Douglas
L. Feist Professional Corporation, a firm that has previously provided legal services to the Company. The Audit Committee does not have a charter at this time. Neither of the newly formed committees met in 2001, and the specific obligations of each committee have not been defined. The Audit Committee had its first meeting in March, 2002. The Finance Committee will commence its meetings in 2002. The functions to be performed by each of these new committees will be determined by the Board and the committees during 2002. Additionally, the Audit Committee will discuss the items necessary to prepare an Audit Committee Report containing the information required by Securities and Exchange Commission regulations.

Director Compensation

   Generally, the Company's Directors do not receive compensation for their services as Directors, however, Samuel Belzberg and Leo Kornfeld were granted options under the Company's Stock Option Plan in 2001 for their services as Directors. The Company does not pay Directors unaffiliated with the Company a fee for attending meetings of the Board of Directors.

Beneficial Ownership Reporting Compliance

   Section 16(a) of the Security Exchange Act of 1934, as amended, requires officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all Section 16(a) forms they file. Based solely on review of the copies of such forms received, the Company believes that during the fiscal year ended December 31, 2001, all officers, Directors and greater than ten percent stockholders complied with all Section 16(a) filing requirements, except that James G. Clark, Douglas L. Feist and Martin A. Mayer each omitted to timely file a report on Form 4 to report the Company's repurchase of common stock in satisfaction of outstanding loans made to each of these individuals by the Company. Messrs. Clark, Feist and Mayer each filed a report on Form 5 in March 2002 reporting their respective transactions.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

   The following table sets forth the compensation received for the three years ended December 31, 2001 by the Company's Chief Executive Officer and the four other persons who were, at December 31, 2001, the most highly compensated executive officers of the Company or of a subsidiary of the Company.

                                         Annual Compensation         Long-Term Compensation
                                     ---------------------------- -----------------------------
                                                                     Securities
                                                     Other Annual    Underlying     All Other
  Name and Principal Position   Year Salary($) Bonus Compensation Options/Warrants Compensation
  ---------------------------   ---- --------- ----- ------------ ---------------- ------------
Robert deRose,                  2001  162,500   -0-      -0-          435,000          -0-
Chairman and Chief              2000  150,000   -0-      -0-          100,000          -0-
Executive Officer               1999  118,750   -0-      -0-              -0-          -0-

Michael H. Shaut                2001  131,250   -0-      -0-          935,000          -0-
President and Chief             2000      -0-   -0-      -0-          500,000          -0-
Operating Officer               1999      -0-   -0-      -0-              -0-          -0-

James G. Clark                  2001  102,500   -0-      -0-           63,637          -0-
Executive Vice-President        2000   90,000   -0-      -0-           15,000          -0-
and Chief Financial Officer     1999   71,250   -0-      -0-          100,000          -0-

Douglas L. Feist                2001   23,333   -0-      -0-          106,858          -0-
Executive Vice-President,       2000     - 0-   -0-      -0-           15,000          -0-
Secretary and General Counsel   1999      -0-   -0-      -0-              -0-          -0-

Stephen P. Latreille            2001  104,177   -0-      -0-           50,000          -0-
Senior Vice President Sales and 2000   16,667   -0-      -0-           10,000          -0-
Marketing, Grad Partners, Inc.  1999     - 0-   -0-      -0-              -0-          -0-

Option Grants in Last Fiscal Year

   The following table contains information concerning stock options granted to the named executive officers during the fiscal year ended December 31, 2001.

                     Number of Securities % of Total Options           Closing
                          Underlying          Granted in      Exercise Price on
                       Options/Warrants     Fiscal Year to    or Base   Grant   Expiration
        Name              Granted(1)      Employees/Directors Price($) Date(2)     Date
        ----         -------------------- ------------------- -------- -------- ----------
Robert deRose              100,000                5.2           1.54     1.70    7-1-2011
                            35,000                1.8            .90            9-21-2011
                           300,000               15.7           1.25     3.25    8-1-2011
Michael H. Shaut           600,000               31.3           1.40     1.70    7-1-2011
                            35,000                1.8            .90            9-21-2011
                           300,000               15.7           1.25     3.25    8-1-2011
James G. Clark              15,000                 .8           1.40     1.70    7-1-2011
                            15,000                 .8            .90            9-21-2011
                            33,637                1.8           1.30     1.35   10-2-2011
Douglas L. Feist            10,000                 .5           4.00     5.75     Expired
                            65,000                3.4           1.40     1.70    7-1-2011
                            15,000                .48            .90            9-21-2011
                            16,858                .49           1.30     1.35   10-2-2011
Stephen P. Latreille        40,000                2.1           1.40     1.70    7-1-2011
                            10,000                 .5            .90            9-21-2011

--------
(1) Options granted in 2001 were granted under the Company's Stock Option Plan. In general, options subject to a vesting schedule vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date. Some options granted in 2001 are subject to a shorter vesting schedule, and some options vested upon the granting of the option. Warrants granted in 2001 to Messrs. deRose and Shaut, for $300,000 each, were immediately exercisable upon grant.

(2) Closing price on the date of grant is disclosed only to the extent that the exercise price of the option or warrant is less than the closing price of a common share of the Company's common stock on the date of grant.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                              AND FISCAL YEAR-END OPTION VALUE

                                                                         Value of Unexercised
                                                   Number of Securities      In-the-Money
                                                  Underlying Unexercised   Options/Warrants
                                                   Options/Warrants at        at FY-End
                     Shares Acquired    Value      FY-End Exercisable/       Exercisable/
        Name         On Exercise (#) Realized ($)     Unexercisable      Unexercisable ($)(1)
        ----         --------------- ------------ ---------------------- --------------------
Robert deRose.......       -0-           -0-         400,000/135,000       285,000/111,500
Michael H. Shaut....       -0-           -0-         400,000/635,000       285,000/525,500
James G. Clark......       -0-           -0-           48,637/30,000         30,273/31,500
Douglas L. Feist....       -0-           -0-           31,858/80,000         15,172/71,500
Stephen P. Latreille       -0-           -0-           23,333/36,667         10,666/34,334

--------
(1) Based on the closing price of a common share of Direct III on December 31, 2001 of $2.20 as reported on The OTC Bulletin Board less the exercise price of the option or warrant.

Executive Employment Agreements

   On September 15, 2001, the Company entered into Executive Employment Agreements with Robert deRose, James G. Clark, Michael H. Shaut and Douglas L. Feist (the "Agreements"). The Agreements provide for each individual's employment as an executive officer of Direct III Marketing, Inc. The Agreements expire on June 30, 2003. Thereafter, the Agreements may continue on a year-to-year basis. The Agreements provide for an annual base compensation and certain fringe and other employee benefits that are made available to executive officers of the Company.

   Under the Agreements, if the Company terminates the executive officer's employment for "cause" (as defined in the Agreements), the executive officer will be entitled to receive any unpaid base salary earned through the date of termination and any compensation that the executive officer is entitled to as of the date of termination pursuant to any annual incentive compensation plan in effect. In the event of death, disability, termination without cause or termination during the two-year period after a change in control (as defined in the Agreements), the executive officer or his estate, if applicable, is entitled to any unpaid base salary, a prorated amount of any compensation due pursuant to any annual incentive compensation plan in effect and a lump sum distribution of his salary and bonus pursuant to the terms of the Agreements. In addition, the Company will provide the executive officer with continuing health and life insurance coverage for a period of one year. The Agreements also contain a confidentiality clause, a non-solicitation clause and a one-year non-competition clause.

Stock Option Plan

   On April 21, 1999, the Board of Directors adopted the Direct III Marketing, Inc. Stock Option Plan, which was amended on April 1, 2001, July 1, 2001 and March 8, 2002. The plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers, and directors of the company and its subsidiaries selected by the Board of Directors or Compensation Committee. As of March 15, 2002, options for 2,563,995 shares of common stock had been granted under the Stock Option Plan were outstanding. Currently, participants in the Stock Option Plan include five Directors and executive officers, two non-employee Directors and approximately 70 employees.

   On July 1, 2001 and subsequently on March 8, 2002, subject to stockholder approval at the 2002 annual meeting of stockholders, the Board of Directors adopted resolutions amending the plan to:

  . increase the maximum number of shares of common stock subject to options which may be granted under the plan to any individual in any fiscal year to 600,000 shares from 100,000 shares, and

  . increase the maximum aggregate number of shares which may be issued upon exercise of options under the plan to 3,500,000 shares from 2,000,000 shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table shows the number of shares of common stock beneficially owned as of March 15, 2002 by (a) each of the Directors, (b) each of the executive officers named in the Summary Compensation Table and (c) all Directors and executive officers as a group.

                                                                                Percent of
                                                         Amount and Nature of   Outstanding
Name and Address(1)                                     Beneficial Ownership(2)   Shares
-------------------                                     ----------------------- -----------
Robert deRose..........................................        1,155,000(3)(4)     11.5%
Michael H. Shaut.......................................          400,000(4)         4.0%
James G. Clark.........................................          115,000(4)         1.2%
Douglas L. Feist.......................................           65,000(4)           *
Sam Belzberg...........................................          125,000(4)(5)
  2000-1177 West Hastings Street Vancouver,
  British Columbia V6E2K3..............................                             1.3%
Leo Kornfeld...........................................           17,500(4)
  4 Turf Avenue Rye,
  New York 10580.......................................                               *
Stephen P. Latreille...................................           23,333(4)           *
Directors and executive officers as a group (8 persons)        2,023,883(3)(4)     18.9%

--------
* Represents less than 1% of the outstanding shares of Direct III on March 15, 2002.

(1) Unless otherwise indicated, the address of the individual is the business address of Direct III, which is 12760 High Bluff Drive, Suite 210, San Diego, California 92130.

(2) Except as otherwise stated in the notes below, beneficial ownership of the shares held by each individual consists of sole voting power and sole investment power, or of voting power and investment power that is shared with the spouse or with family members of the individual.

(3) Includes 10,000 shares in The deRose Foundation, for which Mr. deRose has sole investment power only.

(4) Includes shares of common stock that may be acquired pursuant to options or warrants that are currently exercisable or will be within 60 days of March 15, 2002 as follows: deRose--400,000 shares; Shaut--400,000 shares; Clark--48,637 shares; Feist--31,858 shares; Belzberg--75,000 shares; Kornfeld--17,500 shares; and Latreille--23,333 shares.

(5) Includes 50,000 shares of common stock and a warrant for 25,000 shares of common stock, granted on December 6, 2001 and currently exercisable, held by Gibralt Capital Corporation, for which Mr. Belzberg has sole voting power.

   The following table shows the number of shares of common stock beneficially owned as of March 15, 2002, (including options and warrants exercisable within 60 days of that date) by all persons known to Direct III to own beneficially more than 5% of Direct III's common stock (other than Mr. deRose, whose beneficial ownership is shown in the table above).

                                                            Percent of
                                     Amount and Nature of   Outstanding
        Name and Address            Beneficial Ownership(1)   Shares
        ----------------            ----------------------- -----------
        Ronald E. Arnall...........        1,875,000(2)        18.2%
         1100 Town & Country Road
         Orange, California 92868
        Codan Trust Company Limited          750,000(3)         7.6%
         Trustee, CNWL Trust
         Richmond House
         Hamilton, Bermuda
        Winton Capital Holding LTD.        1,472,500(4)        14.6%
         Jaidine House, 4th Floor
         Hamilton, Bermuda

--------
(1) Beneficial ownership of the shares held by each individual or entity consists of sole voting power and sole investment power, or of voting power and investment power that is shared with the spouse or family members of the individual.

(2) Includes 625,000 shares of common stock that may be acquired pursuant to a warrant, granted on November 23, 2001, that is currently exercisable.

(3) Includes 250,000 shares of common stock that may be acquired pursuant to a warrant, granted on February 11, 2002, that is currently exercisable.

(4) Includes 412,500 shares of common stock that may be acquired pursuant to warrants, granted on February 9, 2001 and September 26, 2001, that are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Martin A. Mayer, a Director of Direct III until November 2001, provided business and financial consulting services to Direct III on a month to month basis at the rate of $6,250 per month pursuant to a consulting agreement which was terminated on December 15, 2000.

   During 2000, FAC Enterprises, Inc., (an 5.8% shareholder as of December 31,
2000) loaned $170,000 to Direct III, and Direct III paid FAC Enterprises, Inc. $210,000 on March 21, 2000, representing the balance of an outstanding 1999 loan and the 2000 loan amount.

   Douglas L. Feist, Executive Vice-President, Secretary and General Counsel and a Director of Direct III, is the sole owner of the Law Offices of Douglas
L. Feist (aka "Douglas L. Feist Professional Corporation"), a firm that provided legal services to Direct III in 2000 for approximately $60,000 in legal fees and in 2001 for approximately $141,000 in legal fees.

   On April 25, 1999, James G. Clark and Martin A. Mayer, each a Director during 1999, exercised stock options for 100,000 and 50,000 shares, respectively, and issued to the Company full recourse promissory notes in the amount of $100,000 and $50,000, respectively, bearing interest at the rate of 7.75% per annum, originally due and payable on or before April 25, 2000, to provide funding for each of them to purchase shares of the Company's common stock. The due date of each note was extended to June 1, 2001. On August 8, 2001, the Company repurchased stock from each of Messrs. Clark and Mayer at $3.50 per share of stock in cancellation of the notes issued by them to the Company.

   In 1999, the Company made a loan to, and received a note from, Douglas L. Feist in the amount of $50,000, bearing interest at the rate of 7.75% per annum, originally due and payable on or before April 25, 2000, to provide funding for the purchase 50,000 shares of the Company's common stock. The due date was extended to June 1, 2001. On August 8, 2001, the Company repurchased stock from Mr. Feist at $3.50 per share of stock, in cancellation of the note issued by Mr. Feist to the Company.

   Leo Kornfeld, a Director of the Company since August 2001, is the President of Kornfeld & Associates, an education consulting firm that provided consulting services to a subsidiary of Direct III in 2001 for approximately $20,000 in consulting fees.

   The son of Samuel Belzberg, a Director of the Company since 2001, is the owner of Winton Capital Holding LTD, a beneficial owner, as of March 15, 2002, of 1,472,500 shares and the holder of warrants for 412,500 shares of the Company's common stock. Mr. Belzberg has no voting or investment power with respect to the shares held by Winton Capital Holding LTD.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

   The exhibits listed below are filed as part of this document. Copies of the SEC Form 10-KSB, including all exhibits filed therewith, will be provided without charge to stockholders upon written request to: Douglas L. Feist, Executive Vice President, Secretary and General Counsel, Direct III Marketing, Inc., 12760 High Bluff Drive, Suite 210, San Diego, California 92130.

Exhibit
Number  Description
------  -----------
   3.1  Certificate of Incorporation(1)
   3.2  Bylaws of the Company, as amended to date(1)
   3.3  Articles of Merger(1)
   3.4  Certificate of Ownership and Merger(1)
   4.1  Form of Common Stock Certificate(1)
  10.1  Direct III Marketing, Inc., 1999 Stock Option Plan(1)*
  10.2  Executive Employment Agreement, dated September 15, 2001 between Direct III Marketing, Inc. and
          Robert deRose
  10.3  Executive Employment Agreement, dated September 15, 2001 between Direct III Marketing, Inc. and
          Michael H. Shaut
  10.4  Executive Employment Agreement, dated September 15, 2001 between Direct III Marketing, Inc. and
          James G. Clark
  10.5  Executive Employment Agreement, dated September 15, 2001 between Direct III Marketing, Inc. and
          Douglas L. Feist
  10.6  Indenture, dated August 17, 2001 between Grad Partners Premier, LLC, Market Street Funding
          Corporation, PNC Bank, National Association, Fifth Third Bank and Grad Partners, Inc.(3)
  10.7  Purchase and Sale Agreement, dated August 17, 2001 between Grad Partners, Inc., Fifth Third Bank and Grad Partners Premier, LLC.(3)
  10.8  Credit Agreement, dated September 17, 2001, between Grad Partners, Inc. and Fifth Third Bank(3)
  10.9  Security Agreement, dated September 17, 2001, between Grad Partners, Inc. and Fifth Third
          Bank.(3)
 10.10  Continuing Guaranty Agreement, dated September 17, 2001, between Direct III Marketing, Inc. and
          Fifth Third Bank.(3)
    21  List of Subsidiaries
    23  Consent of Independent Auditors

--------
* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may participate.
(1) Incorporated by reference from the Company's Form 10-SB Registration Statement filed March 17, 2000.
(2) Incorporated by reference from the Company's Form 10-KSB filed March 30,
    2001.
(3) Incorporated by reference from the Company's Report Form 8-K filed on October 16, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DIRECT III MARKETING, INC.

  Date:  March 29, 2002                        By: /s/  ROBERT DEROSE
                                                   ---------------------------
                                                         Robert DeRose
                                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on March 29, 2002.

          Signature                                 Title
          ---------                                 -----

     /s/  ROBERT DEROSE       Director and Chief Executive Officer (Principal
-----------------------------   Executive Officer)
        Robert deRose

    /s/  MICHAEL H. SHAUT     Director, President and Chief Operating Officer
-----------------------------
      Michael H. Shaut

     /s/  JAMES G. CLARK      Director, Executive Vice President, and Chief
-----------------------------   Financial Officer (Principal Accounting and
       James G. Clark           Financial Officer)

    /s/  DOUGLAS L. FEIST     Director, Executive Vice President, Secretary and
-----------------------------   General Counsel
      Douglas L. Feist

      /s/  SAM BELZBERG       Director
-----------------------------
        Sam Belzberg

      /s/  LEO KORNFELD       Director
-----------------------------
        Leo Kornfeld

                          DIRECT III MARKETING, INC.

                             FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Report of Independent Auditors........................................................... F-2

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000................ F-3

Consolidated Statements of Operations For the Years Ended December 31, 2001 and
  December 31, 2000...................................................................... F-4

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2001 and
  December 31, 2000...................................................................... F-5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2001 and
  December 31, 2000...................................................................... F-6

Notes to Consolidated Financial Statements............................................... F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Direct III Marketing, Inc.

   We have audited the accompanying consolidated balance sheets of Direct III Marketing, Inc., a Delaware Corporation, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct III Marketing, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Swenson Advisors, LLP
An Accountancy Firm

San Diego, California
February 18, 2002

                          DIRECT III MARKETING, INC.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000

                                  ASSETS
                                                                               2001         2000
                                                                            -----------  -----------
Current assets:
   Student loans, net...................................................... $44,446,940  $        --
   Warehouse loan facility advances........................................   4,232,634           --
   Cash and cash equivalents...............................................   1,705,113      279,181
   Interest and other receivables..........................................     339,376           --
   Other...................................................................     153,240       50,115
                                                                            -----------  -----------
Total current assets.......................................................  50,877,303      329,296
                                                                            -----------  -----------
Property and equipment, net................................................     409,957       18,940
                                                                            -----------  -----------
Other assets:
   Deferred financing costs................................................     115,556           --
   Other...................................................................      21,489        4,259
                                                                            -----------  -----------
Total other assets.........................................................     137,045        4,259
                                                                            -----------  -----------
Total assets............................................................... $51,424,305  $   352,495
                                                                            ===========  ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................ $   530,842  $    60,159
   Accrued expenses and other liabilities..................................     190,375       32,602
                                                                            -----------  -----------
Total current liabilities..................................................     721,217       92,761
                                                                            -----------  -----------
Warehouse loan facility....................................................  50,000,000           --
                                                                            -----------  -----------
Stockholders' equity:
   Preferred stock--$.001 par value, 10,000,000 shares authorized..........          --           --
   Common stock--$ .001 par value, 40,000,000 shares authorized; 9,156,417 and 4,410,250 shares issued and outstanding at December 31, 2001 and
     2000, respectively....................................................       9,156        4,410
   Additional paid in capital..............................................   6,214,727    1,875,590
   Retained deficit........................................................  (5,520,795)  (1,393,927)
                                                                            -----------  -----------
                                                                                703,088      486,073
   Less: notes receivable from shareholders................................          --     (226,339)
                                                                            -----------  -----------
Total stockholders' equity.................................................     703,088      259,734
                                                                            -----------  -----------
Total liabilities and stockholders' equity................................. $51,424,305  $   352,495
                                                                            ===========  ===========

                          DIRECT III MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended December 31, 2001 and 2000

                                                    2001         2000
                                                 -----------  -----------
     Interest income:
        Student loans, net...................... $   156,224  $        --
        Investments.............................      16,826           --
                                                 -----------  -----------
                                                     173,050           --
                                                 -----------  -----------
     Cost of interest income:
        Interest and related expenses...........     274,586           --
        Loan servicing fees.....................      83,422           --
                                                 -----------  -----------
                                                     358,008           --
                                                 -----------  -----------
     Net interest expense.......................    (184,958)          --
                                                 -----------  -----------
     Other income...............................      72,082       66,210
                                                 -----------  -----------
     Operating expenses:
        General and administrative..............   2,903,306      506,148
        Legal and professional..................   1,007,218      184,110
        Interest expense on stockholder loans...      74,634       15,070
        Note receivable reserve.................          --      370,417
        Depreciation............................      27,234        4,046
                                                 -----------  -----------
     Total operating expenses...................   4,012,392    1,079,791
                                                 -----------  -----------
     Loss before income tax provision...........  (4,125,268)  (1,013,581)
     Income tax provision.......................       1,600          800
                                                 -----------  -----------
     Net loss................................... $(4,126,868) $(1,014,381)
                                                 ===========  ===========
     Net loss per share:
        Basic................................... $    (0.779) $    (0.236)
                                                 ===========  ===========
     Weighted average common shares outstanding:
        Basic...................................   5,297,240    4,301,083
                                                 ===========  ===========

                          DIRECT III MARKETING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the Years Ended December 31, 2001 and 2000

                                                 Common Stock
                                              -----------------  Additional
                                              Number of           Paid in     Retained
                                               Shares    Amount   Capital     Deficit        Total
                                              ---------  ------  ----------  -----------  -----------
Balance, December 31, 1999................... 3,741,250  $3,741  $  278,759  $  (379,546) $   (97,046)
Issuance of common stock.....................   669,000     669   1,596,831           --    1,597,500
Net loss, for the year ended
  December 31, 2000..........................        --      --          --   (1,014,381)  (1,014,381)
                                              ---------  ------  ----------  -----------  -----------
Balance, December 31, 2000................... 4,410,250   4,410   1,875,590   (1,393,927)     486,073
                                              ---------  ------  ----------  -----------  -----------
Issuance of common stock..................... 4,813,480   4,813   4,574,667           --    4,579,480
Cancellation of stockholders' note receivable   (67,313)    (67)   (235,530)                 (235,597)
Net loss, for the year ended
  December 31, 2001..........................        --      --          --   (4,126,868)  (4,126,868)
                                              ---------  ------  ----------  -----------  -----------
Balance, December 31, 2001................... 9,156,417  $9,156  $6,214,727  $(5,520,795) $   703,088
                                              =========  ======  ==========  ===========  ===========

                          DIRECT III MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Years Ended December 31, 2001 and 2000

                                                                                2001         2000
                                                                            ------------  -----------
Cash flows from operating activities:
   Net income.............................................................. $ (4,126,868) $(1,014,381)
   Adjustments to reconcile net income (loss) to net cash from operations:
       Depreciation and amortization.......................................       42,772        4,046
   (Increase) decrease in assets:
       Interest and other receivables......................................     (348,635)      11,563
       Other assets........................................................     (251,449)     (10,956)
   Increase (decrease) in liabilities:
       Accounts payable....................................................      470,683       34,796
       Accrued expenses and other liabilities..............................      157,774      (58,606)
                                                                            ------------  -----------
Net cash used by operating activities......................................   (4,055,723)  (1,033,538)
                                                                            ------------  -----------
Cash flows from investing activities:
   Purchase of student loans...............................................  (44,446,940)          --
   Warehouse loan facility advances........................................   (4,232,634)          --
   Acquisition of property and equipment...................................     (418,251)      (9,184)
                                                                            ------------  -----------
Net cash used by investing activities......................................  (49,097,825)      (9,184)
                                                                            ------------  -----------
Cash flows from financing activities:
   Proceeds from credit facilities.........................................   50,000,000           --
   Payment of credit facility..............................................           --     (250,000)
   Notes receivable from stockholders......................................           --      (26,339)
   Proceeds from issuance of stock.........................................    4,579,480    1,597,500
                                                                            ------------  -----------
Net cash provided by financing activities..................................   54,579,480    1,321,161
                                                                            ------------  -----------
Net increase in cash and cash equivalents..................................    1,425,932      278,439
Cash and cash equivalents at beginning of period...........................      279,181          742
                                                                            ------------  -----------
Cash and cash equivalents at end of period................................. $  1,705,113  $   279,181
                                                                            ============  ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest.................................. $    121,666  $    15,070
                                                                            ============  ===========
   Cash paid during the year for income taxes.............................. $      1,600  $       800
                                                                            ============  ===========

                          DIRECT III MARKETING, INC.

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                For the Years Ended December 31, 2001 and 2000

Note 1--Summary of Organization and Significant Accounting Policies

   Organization and Principles of Consolidation--Direct III Marketing, Inc. (the Company) was incorporated in Delaware on March 26, 1999. The Company was formed to identify and acquire enterprises in the student loan business. Without consummating any acquisitions, in September, 2001, through Grad Partners, Inc. and Grad Partners Premier, LLC, the Company began operations related to marketing, originating, and purchasing student loans. The Company, through these subsidiaries, will originate or purchase Federal Family Education Loan Program student loans that are eligible for guarantee from the Department of Education, HEAL loans eligible for guarantee by the Secretary of Health and Human Services, federally guaranteed consolidation loans and other eligible student loans. To facilitate originating and purchasing student loans, the Company arranged a warehouse loan facility with a financial institution. Additionally, the Company has established relationships with certain entities to act as administrator, indenture trustee, eligible lender trustee, and servicer for the student loans, as defined in the Indenture dated as of August 17, 2001, between Grad Partners, Inc., Grad Partners Premier, LLC, and certain financial institutions.

   On April 20, 1999, Whirlwind Ventures, Inc. was merged into the company. The merger was treated in a manner similar to a pooling of interests. Grad Partners, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in Delaware on October 3, 2000. Grad Partners Premier, LLC was formed in Delaware on July 19, 2001. Grad Partners, Inc. is the sole equity member of Grad Partners Premier, LLC. Student Loan Xpress, Inc. a wholly owned subsidiary of the Company was incorporated in Delaware on November 11, 2000 and began operations in November, 2001. The consolidated financial statements include the accounts of Direct III Marketing, Inc., Grad Partners, Inc., Grad Partners Premier, LLC, and Student Loan Xpress, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Fair Value of Financial Instruments--The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair market value due to the short maturity of these instruments.

                          DIRECT III MARKETING, INC.

   Loss Per Share--Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the periods presented is equal to basic loss per share since any additional dilutive potential common shares are considered antidilutive.

   Recently Issued Accounting Pronouncements--In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The methodology by which gain or loss is recognized depends upon whether the derivative has been designated as a hedge. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts. Accordingly, the Company does not expect adoption of the new standard to affect the financial statements.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for by the purchase method and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is to be applied starting with fiscal years beginning after December 15, 2001, although early application is permitted for entities with fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill and certain intangible assets will no longer be amortized but will be tested for impairment and impairment losses will be recognized when necessary. The Company does not expect adoption of these new standards to affect the financial statements.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement established the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company does not expect adoption of this new standard to affect the financial statements.


   Property and equipment is stated at cost, less accumulated depreciation, as follows:

                  Computers and equipment........... $328,781
                  Web Site..........................   99,440
                  Furniture and fixtures............   14,659
                  Tenant improvements...............    1,052
                                                     --------
                                                      443,932
                     Less: accumulated depreciation.   33,975
                                                     --------
                  Property and equipment, net....... $409,957
                                                     ========

   Depreciation expense for 2001 and 2000 was $27,234 and $4,046, respectively.

Note 3--Income Taxes

   The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. There is a deferred tax asset of approximately $2,320,000 relating primarily to the net operating loss carryforwards generated by the operations of the Company and the note receivable reserve. The valuation allowance has increased by approximately $1,640,000 for the year ended December 31, 2001. For financial reporting purposes, the deferred tax asset has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. Current income tax expense is $1,600, which represents the statutory franchise tax.

                          DIRECT III MARKETING, INC.

   A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

                                                    2001        2000
        -                                        -----------  ---------
        Income tax benefit...................... $(1,403,135) $(344,618)
        State income benefit, net of federal tax    (240,596)   (59,092)
        Valuation allowance.....................   1,639,924    408,509
        Other, net..............................       5,407     (3,999)
                                                 -----------  ---------
        Income tax expense...................... $     1,600  $     800
                                                 ===========  =========

   The Company has net operating loss carryforwards as follows:

                                     Balance of Loss  Year of
                 Year Loss Generated  Carryforwards  Expiration
                 ------------------- --------------- ----------
                  December 31, 1999.   $  372,410       2019
                  December 31, 2000.      642,156       2020
                  December 31, 2001.    4,166,083       2021
                                       ----------
                                       $5,180,649
                                       ==========

Note 4--Commitments

   The following is a schedule of future minimum operating lease payments:

                  For the years ending December 31,
                  ---------------------------------
                                2002............... $  270,555
                                2003...............    300,119
                                2004...............    310,264
                                2005...............     77,931
                         2006 and thereafter.......     66,192
                                                    ----------
                                                    $1,025,061
                                                    ==========

   The minimum lease payments include a non-cancelable operating lease that expires on March 16, 2004, and two non-cancelable operating leases that began in February 2002 and expire in 2005 and 2007, respectively.

   The Company also has a capital lease that began in 2002. Payments are for 24 months. There was an initial payment of approximately $110,000, which will be followed by 11 payments of approximately $11,800 and 1 payment for approximately $51.

   Net rent expense for the years ended December 31, 2001 and 2000 is $74,032 and $42,653, respectively.

Note 5--Notes Receivable from Stockholders

   In April 1999, the Company executed three notes receivable for common stock with certain officers and directors of the Company for a total of $200,000. The notes bear interest at 7.75% and were due in April 2000. During 2000, the Board of Directors approved an extension of the due date to June 1, 2001. For the year ended December 31, 2000, the notes receivable and related accrued interest are shown as a reduction of stockholders' equity. In 2001, the Company purchased and retired 67,313 shares of common stock, and cancelled the notes receivable as payment in full for outstanding principal and interest.

                          DIRECT III MARKETING, INC.

Note 6--Note Receivable

   A note receivable from an unrelated party in connection with a proposed acquisition in 2000 for $350,000 was originally due on October 31, 2000. The note bears simple interest at the rate of 10% per annum. The Company has established a valuation allowance of $370,417 to fully offset the note receivable and any accrued interest income since the acquisition will not occur. Interest income related to the note receivable in 2000 was $20,417. In 2001, the Company received payments of $50,000 related to this note which were recorded as other income.

Note 7--Common Stock and Warrants

   The Company has one class of common stock. There are no preferences related to dividends, voting rights, or dissolution. In March, 2000 the Company completed the sale of 667,000 shares of common stock through a private placement. Proceeds from the private placement were $1,597,500, net of fees of $75,000. During 2001, the Company issued 4,813,480 shares of common stock. 3,950,000 shares were sold for $3,716,000, net of fees of $234,000. Notes payable of $863,480 were converted into 863,480 shares of common stock in 2001.

   SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to measure compensation cost in connection with executive share option plans and schemes using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's pro forma net loss and pro forma net loss per common share for 2001 and 2000 would have been as follows:

                                    December 31, 2001 December 31, 2000
                                    ----------------- -----------------
        Pro forma net loss.........    $(6,622,704)      $(1,957,193)
        Pro forma basic and diluted
          loss per common share....    $     (1.25)      $     (0.46)

   The Company has 2,944,750 warrants outstanding at December 31, 2001, of which 2,913,500 were issued during 2001. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for the warrants issued during 2001. The warrants are valued at $.51 at December 31, 2001. This value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001: expected volatility of 78%, risk free interest rate of 4.4% and expected life of 4.69 years. Had compensation expense been recorded based on these hypothetical values, the Company's net loss would have increased by $1,485,885.

   The Company has 1,803,495 stock options outstanding at December 31, 2001 of which 1,383,495 were issued during 2001. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for the options issued during 2001. The stock options are valued at $.73 at December 31, 2001. These values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001: expected volatility of 78%, risk free interest rate of 5.1% and expected life 9.21 years. Had compensation expense been recorded based on these hypothetical values, the Company's net loss would have increased by $1,009,951.

                          DIRECT III MARKETING, INC.

   Pro forma disclosures are not likely to be representative of the effects of reported pro forma net income and earnings per share in future years as additional options may be granted in future years and the vesting of options already granted will impact the pro forma disclosures.

   Changes in stock options and warrants are summarized below:

                                                Weighted      Weighted
                                                Average     Average Fair
             Stock Options         Shares    Exercise Price Value Granted
             -------------        ---------  -------------- -------------
       Balance, December 31, 2000   460,000      $ 5.15         $1.95
          Issued................. 1,393,495        1.46          0.73
          Expired................   (50,000)      (4.00)
                                  ---------      ------
       Balance, December 31, 2001 1,803,495      $ 2.33
                                  =========      ======
               Warrants
               --------
       Balance, December 31, 2000    31,250      $ 6.00         $1.44
          Issued................. 2,913,500        1.35          0.51
                                  ---------      ------
       Balance, December 31, 2001 2,944,750      $ 1.40
                                  =========      ======

   The exercise price for the stock options varies from $.90 to $4.00 per share. The exercise price for the warrants varies from $1.00 to $4.00.

Note 8--Stock Option Plan

   The Direct III Marketing, Inc. 1999 Stock Option Plan, effective April 21, 1999 and amended and restated on July 1, 2001, provides for the granting of Incentive Stock Options to certain individuals involved with the Company at the direction of the Board of Directors and the Compensation Committee. As of December 31, 2001, the Company had granted qualified incentive stock options for the purchase of 1,528,495 shares of common stock from $0.90 per share to $4.00 per share. All the options are for a term of 10 years except for an option for 100,000 shares which has a term of 5 years. Certain options are fully vested while others vest over three years or according to certain operational benchmarks. The Company has granted nonstatutory stock options to certain individuals. These stock options provide for the purchase of 100,000 shares at $4.00 per share and 175,000 shares at $7.00 per share.

Note 9--Warehouse Loan Facility

   There is a warehouse loan facility with a financial institution to fund the purchase of student loans. The maximum facility amount is $150,000,000 with a maturity date of August 25, 2004, unless extended. As of December 31, 2001, $50,000,000 has been advanced to the Company. Interest accrues at the CP Rate or the Alternate Base Rate as defined in the Indenture. The Alternate Base Rate is the higher of the prime rate announced by the financial institution or the Federal Funds Rate plus 0.50%. The CP Rate is determined using the discount rate for Commercial Paper Notes and related commissions and fees. The Company is currently accruing interest based on the CP Rate. As of December 31, 2001, the Company had purchased student loans of approximately $44,400,000. All of the student loans held by the Company are guaranteed by the Federal Government. The current guarantee percentage is 98% of the loan. The Company has recorded a loan loss reserve of approximately $53,000. (See Note 15).

                          DIRECT III MARKETING, INC.

Note 10--Indenture Fees and Loan Premiums

   Certain fees are payable in connection with the Indenture. These are commitment fees, program fees, annual administration fees, and certain Indenture Trustee fees. Where applicable these fees are expensed over the three-year indenture period. Premium amounts paid for a financed student loan and other related fees are amortized over the life of the loan.

Note 11--Statement of Cash Flows

   Non-cash transactions during 2001 included the repurchase by the Company of 67,313 shares of common stock to cancel notes receivable from stockholders in the principal amount of $200,000 plus accrued interest. Also, during 2001, promissory notes with an aggregate principal amount of $850,000 plus accrued interest were converted into common stock at $1.00 per share. (See Note 7.)

Note 12--Related Party Transactions

   Certain officers, directors, and board members received fees related to legal and consulting services. For the years ended December 31, 2001 and 2000, the Company paid approximately $161,053 and $122,000, respectively, for these services. In 2001, certain officers received interest payments of approximately $23,200 related to funds advanced to the Company.

Note 13--Acquisition

   In January 2001, the Company had a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company has agreed to arbitrate the possible payment of a break-up fee of $500,000. Management believes the Company will be successful on the merits of the issues being arbitrated.

Note 14--Line of Credit

   Effective October 22, 2001, the Company obtained a $500,000 line of credit with a bank that is due on June 30, 2002. Interest is payable at the bank's prime rate. As of December 31, 2001, the balance on the line of credit is $0.

Note 15--Liquidity and Subsequent Events

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the Company will be able to improve its profitability and continue to raise adequate capital to meet its working capital requirements. The Company has a $500,000 line of credit, as discussed above, available for working capital needs. Management believes additional working capital, if needed, can be raised through an additional private security offering.

   In February 2002, the warehouse loan facility was increased to a maximum amount of $350,000,000.