Form 10QSB
period 2002-03-31
DIRECT III MARKETING INC
filed 2002-05-13
CIK 1103313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002.

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  000-29995
                         ---------


                           DIRECT III MARKETING, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 33-0851387
     --------------------------------        ----------------------------------
    (State or other jurisdiction of         (IRS employer identification number)
     incorporation or organization)

         12760 High Bluff Drive, Suite 210, San Diego, California 92130
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 793-4151
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on March 31, 2002: 9,656,417, including treasury shares.

Transitional Small Business Format:  YES [_] NO [X]

                                TABLE OF CONTENTS

                                                                                                              Page
PART I. FINANCIAL INFORMATION ...............................................................................    1

     Item 1. Financial Statements ...........................................................................    1
             Consolidated Balance Sheets ....................................................................    1
             Consolidated Statements of Operations ..........................................................    2
             Consolidated Statement of Stockholders' Equity (Deficit) .......................................    3
             Consolidated Statements of Cash Flows ..........................................................    4
             Notes to Consolidated Financial Statements .....................................................    5

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................................................    7

PART II. OTHER INFORMATION ..................................................................................    8

     Item 1. Legal Proceedings ..............................................................................    8

     Item 2. Changes In Securities ..........................................................................    8

     Item 3. Defaults Upon Senior Securities ................................................................    8

     Item 4. Submission of Matters to a Vote of Security Holders ............................................    8

     Item 5. Other Information ..............................................................................    8

     Item 6. Exhibits and Reports on Form 8-K ...............................................................    8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           DIRECT III MARKETING, INC.

                          Consolidated Balance Sheets

                                                                                                   March 31,            December 31,
                                                                                                      2002                 2001
                                                                                                  (Unaudited)            (Audited)

                                                   ASSETS
Student loans, net                                                                              $ 181,003,571         $  44,446,940
Warehouse loan facility advances                                                                    6,036,327             4,232,634
Cash and cash equivalents                                                                             695,354             1,705,113
Interest and other receivables                                                                      1,162,801               339,376
Property and equipment, net                                                                           995,253               409,957
Deferred financing costs                                                                              153,333               115,556
Other                                                                                                 221,448               174,729
                                                                                                -------------         -------------

Total assets                                                                                    $ 190,268,087         $  51,424,305
                                                                                                =============         =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable                                                                             $   1,935,611         $     530,842
   Accured expenses and other liabilities                                                           1,990,270               190,375
   Warehouse loan facility                                                                        190,000,000            50,000,000
                                                                                                -------------         -------------

Total liabilities                                                                                 193,925,881            50,721,217
                                                                                                -------------         -------------

Commitments and contingencies                                                                               -                     -


Stockholders' equity (deficit):
   Preferred stock-$.001 par value, 10,000,000 shares authorized                                            -                     -
   Common stock-$.001 par value, 40,000,000 shares authorized
     9,656,417 and 9,156,417 shares issued and outstanding, respectively                                9,656                 9,156
   Additional paid in capital                                                                       6,684,227             6,214,727
   Accumulated deficit                                                                            (10,351,677)           (5,520,795)
                                                                                                -------------         -------------
Total stockholders' equity (deficit)                                                               (3,657,794)              703,088
                                                                                                -------------         -------------

Total liabilities and stockholders' equity (deficit)                                            $ 190,268,087         $  51,424,305
                                                                                                =============         =============

                See accompanying notes to financial statements

                           DIRECT III MARKETING, INC.

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)

                                                           2002                 2001
                                                   -------------------- ------------------
Interest income:
    Student loans, net                              $        1,250,260   $              -
    Investments                                                 24,008                  -
                                                   -------------------- ------------------
                                                             1,274,268                  -
Cost of interest income:
    Interest and related expenses                              670,942                  -
    Loan servicing and other fees                              443,189                  -
                                                   -------------------- ------------------
                                                             1,114,131                  -

Net interest income                                            160,137                  -
                                                   -------------------- ------------------

Other income
    Gain on sale of student loans                                4,076                  -
    Other                                                        1,858              8,906
                                                   -------------------- ------------------
Total other income                                               5,934              8,906

Operating expenses:
    General and administrative                               1,497,673            386,824
    Sales and marketing                                      3,498,480             42,993
                                                   -------------------- ------------------
Total operating expenses                                     4,996,153            429,817
                                                   -------------------- ------------------

Loss before income tax provision                            (4,830,082)          (420,911)

Income tax provision                                               800                800
                                                   -------------------- ------------------

Net loss                                            $       (4,830,882)  $       (421,711)
                                                   ==================== ==================

Net loss per share:

    Basic and diluted                               $            (0.51)  $          (0.10)
                                                   ==================== ==================

Weighted average common shares outstanding:

    Basic and diluted                                        9,406,417          4,410,250
                                                   ==================== ==================

                 See accompanying notes to financial statements

                           DIRECT III MARKETING, INC.

            Consolidated Statement of Stockholders' Equity (Deficit)

                    For the Three Months Ended March 31, 2002

                                   (Unaudited)

                                      Common Stock                   Additional         Accumulated
                                 Number of
                                  Shares            Amount         Paid in Capital       (Deficit)             Total
                            -----------------  -----------------  -----------------  -----------------  -----------------
Balance
    December 31, 2001             9,156,417     $       9,156      $   6,214,727      $  (5,520,795)     $     703,088


Issuance of common stock            500,000               500            469,500                               470,000


Net loss
    March 31, 2002                                                                       (4,830,882)        (4,830,882)
                            -----------------  -----------------  -----------------  -----------------  -----------------

Balance
    March 31, 2002                9,656,417     $       9,656      $   6,684,227      $ (10,351,677)     $  (3,657,794)
                            =================  =================  =================  =================  =================

                 See accompanying notes to financial statements

                           DIRECT III MARKETING, INC.

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)


                                                             2002                 2001
                                                   --------------------   ------------------
Cash flows from operating activities:
    Net loss                                        $        (4,830,882)     $      (421,711)
    Adjustments to reconcile net loss to net cash
      used by operations:
        Depreciation and amortization                            66,326                1,284
      (Increase) decrease  in assets:
         Interest and other receivables                        (823,425)                 400
         Other assets                                          (105,306)                (523)
      Increase (decrease) in liabilities:
         Accounts payable                                     1,404,768               82,876
         Accrued expenses                                     1,799,895                2,516
                                                   --------------------   ------------------
Net cash used by operating activities                        (2,488,624)            (335,158)
                                                   --------------------   ------------------

Cash flows from investing activities:
    Purchase of student loans                              (136,556,631)                   -
    Warehouse loan facility advances                         (1,803,693)                   -
    Acquisition of property and equipment                      (630,811)                   -
                                                   --------------------   ------------------
Net cash used in investing activities                      (138,991,135)                   -
                                                   --------------------   ------------------

Cash flows from financing activities:
    Proceeds from credit facility                           140,000,000              850,000
    Notes receivable from stockholders                                -               (3,865)
    Proceeds from issuance of stock                             470,000                    -
                                                   --------------------   ------------------
Net cash provided by financing activities                   140,470,000              846,135
                                                   --------------------   ------------------

Net increase in cash                                         (1,009,759)             510,977

Cash and cash equivalents at beginning of period              1,705,113              279,181
                                                   --------------------   ------------------

Cash and cash equivalents at end of period          $           695,354      $       790,158
                                                   ====================   ==================

                 See accompanying notes to financial statements

                           Direct III Marketing, Inc.
                   Notes to Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)

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

         These financial statements include the accounts of Direct III Marketing, Inc., Student Loan Xpress, Inc., a wholly owned subsidiary of the Company, Grad Partners, Inc., a wholly owned subsidiary of the Company, and Grad Partners Premier, LLC. Grad Partners, Inc. is the sole member of Grad Partners Premier, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Refer to the financial statements in the Form 10KSB, filed March 29, 2002, for the year ended December 31, 2001 for additional details of the financial position of Direct III Marketing, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

         Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to presentation in the current-year financial statements.

Note 2 - Liquidity and Business Risk

         The Company's ability to continue business is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations from the student loan business. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and will be able to fund Company operations and any possible settlement required by the arbitration described in Note 6, below.

Note 3 - Warehouse Loan Facility and Student Loans

         There is a warehouse loan facility with a financial institution to fund the purchase of student loans. The maximum facility amount is $350,000,000. $190,000,000 has been advanced as of March 31, 2002.
         Interest shall accrue during the collection period at the CP Rate or the Alternate Base Rate as defined in the Indenture. The Alternate Base Rate is the higher of the prime rate or the Federal Funds Rate plus 0.50%. The CP Rate is determined using the discount rate for Commercial Paper Notes and related commissions and fees. As of March 31, 2002, the Company had purchased student loans of approximately $181,000.000. The Company has recorded a loan loss reserve of approximately $216,000.

Note 4 - Indenture Fees

         There are certain fees payable in connection with the Indenture. These are commitment fees, program fees, an annual administration fee, and certain Indenture Trustee fees. Where applicable, these fees are expensed over the appropriate time period.

Note 5 - Sale of Common Stock

        During the quarter ended March 31, 2002 the Company received proceeds of $470,000, net of issuance costs, related to the purchase of 500,000 shares of common stock.

Note 6 - Acquisition

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the Company's Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to, among other things, changes in the interest rate or changes in the regulations relating to federal guarantees of student loans. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

The Company was organized and commenced operations in March 1999. The Company is in the business of providing products, services and solutions to the Federally guaranteed student loan industry. The Company intends on becoming a full service provider of financial aid products to students, parents and schools. This will include, but is not limited to, student financial aid counseling, debt management, loan origination, loan servicing and secondary market liquidity management. The Company will also look at unique acquisitions that can provide for the marketing, origination and servicing of federally guaranteed student loans where management's experience and expertise can accelerate the acquisition's growth prospects.

In September 2001, through its wholly-owned subsidiaries Grad Partners, Inc. and Education Funding Resources, LLC (formerly known as Grad Partners Premier, LLC), the Company began operations related to originating, purchasing, and providing services related to the student loan industry. In January 2002, the Company initiated business operation of its subsidiary, Student Loan Xpress, Inc., which focuses on marketing the Company's student loan business to colleges and universities. The Company, through these subsidiaries, will originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education, HEAL (Health Education Assistance Loan) loans eligible for guarantee by the Secretary of Health and Human Services, Federally guaranteed consolidation loans and certain other eligible student loans. To facilitate originating and purchasing of student loans, in August 2001, the Company arranged a warehouse loan facility with a financial institution. Additionally, the Company has established relationships with certain entities to act as administrator, indenture trustee, eligible lender trustee, and servicer for the student loans.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002 and 2001

Revenue

The revenues of the Company are generated from the spread between interest earned on student loans and the cost of borrowing. Student loan operations during the three months ended March 31, 2002 resulted in gross interest income of $1,274,268 and interest costs of $1,114,131 resulting in net interest income of $160,137. The Company began purchasing and marketing student loans in September, 2001. No revenues were generated during the three months ended March 31, 2001 nor were any related loan financing expenses incurred. In addition, the Company can generate revenues through the sale of student loans. During the three months ended March 31, 2002 approximately $4,100 was booked as gain on the sale of student loans. No revenues were generated from the sale of student loans during the three months ended March 31, 2001.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $1,498,000 and $387,000 for the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses are those expenses associated with the infrastructure that supports the student loan operations, including but not limited to, consulting, rents and utilities, office supplies, and the Company's administrative and research and development employees. The increase in general and administrative expenses in the first quarter of 2002 compared with 2001 was due to additional expenses incurred in connection with the continued growth of the Company's operations related to originating and purchasing student loans. These increases included the addition of general and administrative, as well as, research and development staff, consulting expenses and legal costs necessary to facilitate the Company's rapid growth. General and administrative expenses for the quarter ended March 31, 2001 were related to potential acquisitions.

The Company anticipates that it will incur increased general and administrative expenses as its operations continue to grow.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $3,498,000 and $43,000 for the three months ended March 31, 2002 and 2001, respectively. Sales and marketing expenses include costs incurred in marketing the Company's student loan services through marketing partners, direct mailings and sales and call center employees. The increase in sales and marketing expenses in the first quarter of 2002 compared with 2001 was due to additional expenses incurred in connection with setting up and expansion of the student loan operations through increased sales and call center staff, an increased volume of applications processed by the Company's marketing partners and an increased direct marketing effort through direct mailings. Sales and marketing expenses for the quarter ended March 31, 2001 were related to potential acquisitions.

Other Income

Other income (primarily interest income not related to the Company's student loan business) was approximately $1,858 and $8,900 for the three months ended March 31, 2002 and 2001, respectively. The decrease in other income is due to lower cash balances and lower interest rates for the three months ended March 31, 2002.

Net Losses

We incurred net losses of approximately $4,831,000 and $422,000 for the three months ended March 2002 and 2001, respectively. The increase in net losses in 2002 from 2001 was attributable to increased operating and marketing expenses as the result of the continued growth of our student loan operations in the quarter ended March 31, 2002.

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

Liquidity and Capital Resources

At March 31, 2002, the Company had cash and cash equivalents of approximately $695,354 (excluding warehouse loan facility advances). Since inception the Company has financed its operations from debt and equity financings. During the three months ended March 31, 2002, the Company used cash of approximately $2,490,000 to fund its operations. During the three months ended March 31, 2002, the Company acquired property and equipment of approximately $631,000. As of March 31, 2002, the Company has been advanced $190,000,000 from the warehouse loan facility to purchase student loans. As of March 31, 2002, the Company had purchased approximately $180,000,000 in student loans. During the quarter ended March 31, 2002, the Company received proceeds of $470,000, net of issuance costs, related to the purchase of 500,000 shares of common stock for $1.00 per share.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes In Securities

    During the quarter ended March 31, 2002, the Company received proceeds of $470,000, net of issuance costs, related to the sale of 500,000 shares of common stock for $1.00 per share and the issuance of warrants for an additional 250,000 shares. These warrants have an exercise price of $1.00 per share and are exercisable for three years from the date of issuance. This sale was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     During the quarter ended March 31, 2002, the Company granted additional stock options under its Stock Option Plan. The Company granted incentive stock options during the quarter for the purchase of 773,500 shares at the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

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

Date: May 13, 2002                     DIRECT MARKETING, INC.


                                       By: /s/ James G. Clark

                                               _________________________________
                                       Name:   James G. Clark
                                       Title:  Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)