Form 10QSB/A
period 2002-03-31
DIRECT III MARKETING INC
filed 2002-05-14
CIK 1103313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

The Management's Discussion and Analysis and the Notes to the financial statements are being amended by this amendment to Form 10-QSB.

                                TABLE OF CONTENTS

                                                                                                              Page
PART I. FINANCIAL INFORMATION ...............................................................................    1

     Item 1. Financial Statements ...........................................................................    1
             Consolidated Balance Sheets ....................................................................    1
             Consolidated Statements of Operations ..........................................................    2
             Consolidated Statement of Stockholders' Equity (Deficit) .......................................    3
             Consolidated Statements of Cash Flows ..........................................................    4
             Notes to Consolidated Financial Statements .....................................................    5

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................................................    7

PART II. OTHER INFORMATION ..................................................................................    9

     Item 1. Legal Proceedings ..............................................................................    9

     Item 2. Changes In Securities ..........................................................................    9

     Item 3. Defaults Upon Senior Securities ................................................................    9

     Item 4. Submission of Matters to a Vote of Security Holders ............................................    9

     Item 5. Other Information ..............................................................................    9

     Item 6. Exhibits and Reports on Form 8-K ...............................................................    9

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

         These consolidated financial statements include the accounts of Direct III Marketing, Inc., Student Loan Xpress, Inc., a wholly owned subsidiary of the Company, Grad Partners, Inc., a wholly owned subsidiary of the Company, and Education Funding Resources, LLC (formerly known as Grad Partners Premier, LLC). Grad Partners, Inc. is the sole member of Education Funding Resources, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Refer to the consolidated financial statements in the Form 10KSB, filed March 29, 2002, for the year ended December 31, 2001 for additional details of the financial position of Direct III Marketing, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

         Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to presentation in the current-year financial statements.

Note 2 - Liquidity and Business Risk

         The Company's ability to continue business is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations from the student loan business. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to fund Company operations and any possible settlement required by the arbitration described in Note 7, below.

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

Note 6 - Incentive Stock Options

        During the quarter ended March 31, 2002, the Company granted incentive stock options under its Stock Option Plan for the purchase of 773,500 shares at fair market value at the date of grant. These stock options vest over three years and expire at the end of ten years.

Note 7 - Acquisition

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

It is anticipated that the lowest rates in FFELP history will become effective after July 1, 2002. As a result, the Company's loan origination business will slow dramatically in May and June to allow our clients the ability to take advantage of interest rates that may fall as much as two percent from current available rates. Thus, our loan volume in July, 2002 is expected to include loan originations originally anticipated to occur in May and June, 2002. The Company anticipates that these loans will be funded after July 1, 2002.

Critical Accounting Policies

This Management Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reported periods.

On a continuing basis, management evaluates its estimates and judgments concerning assets, liabilities, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

The revenues of the Company are dependent upon current interest rates. The revenues are generated from the difference between the interest earned on student loans and the interest expense related to the holding of the student loans. The Company has recorded a loan loss reserve based upon prior historical and industry standards. Personnel costs, occupancy costs, and sales and marketing costs are expensed as incurred.

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