Form 10QSB
period 2002-06-30
EDUCATION LENDING GROUP INC
filed 2002-08-14
CIK 1103313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2002.

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  000-29995
                         ---------

                          EDUCATION LENDING GROUP, INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                  33-0851387
  ------------------------------------------------------------------------------
   (State or other jurisdiction of         (IRS employer identification number)
    incorporation or organization)

            12760 High Bluff Drive, Suite 210, San Diego, California
                                     92130
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 793-4151
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on June 30, 2002: 10,303,917, including treasury shares.

Transitional Small Business Format:  YES [_] NO [X]

                                TABLE OF CONTENTS

                                                                                    Page
PART I. FINANCIAL INFORMATION ...................................................     3

     Item 1. Financial Statements ...............................................     3
             Consolidated Balance Sheets ........................................     3
             Consolidated Statements of Operations ..............................     4
             Consolidated Statement of Stockholders' Equity (Deficit) ...........     5
             Consolidated Statements of Cash Flows ..............................     6
             Notes to Consolidated Financial Statements .........................     7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..............................................    10

PART II. OTHER INFORMATION ......................................................    13

     Item 1. Legal Proceedings ..................................................    13

     Item 2. Changes In Securities ..............................................    13

     Item 3. Defaults Upon Senior Securities ....................................    14

     Item 4. Submission of Matters to a Vote of Security Holders ................    14

     Item 5. Other Information ..................................................    14

     Item 6. Exhibits and Reports on Form 8-K ...................................    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Education Lending Group, Inc.
                           Consolidated Balance Sheet

                                                                               June 30,          December 31,
ASSETS                                                                           2002                2001
                                                                              (Unaudited)          (Audited)

Student loans, net                                                           $   8,357,416       $ 44,446,940
Student loans, net (securitized)                                               292,002,038                  -
Warehouse loan facility advances                                                14,262,275          4,232,634
Financing facilities                                                           230,927,246                  -
Cash and cash equivalents                                                                -          1,705,113
Interest & other receivables                                                     2,719,770            339,376
Property and equipment, net                                                      1,009,185            409,957
Deferred financing costs                                                         1,807,848            115,556
Other                                                                            1,790,743            174,729
                                                                           ---------------     --------------

Total Assets                                                                 $ 552,876,521       $ 51,424,305
                                                                           ---------------     --------------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Notes payable related to securitized student loans structured as
collateralized borrowings                                                    $ 525,000,000       $          -
Warehouse loan facility                                                         30,000,000         50,000,000
Accounts payable                                                                 2,721,804            530,842
Accrued expense and other liabilities                                            2,240,892            190,375
                                                                           ---------------     --------------

Total Liabilities                                                            $ 559,962,696       $ 50,721,217
                                                                           ---------------     --------------

Preferred stock - $0.001 par value, 10,000,000 shares authorized                         -                  -
Common stock - $0.001 par value, 40,000,000 shares authorized,
  10,303,917 and 9,156,417 shares issued and outstanding, at June 30,               10,304              9,156
  2002 and December 31, 2001, respectively
Additional paid in capital                                                       7,331,080          6,214,727
Accumulated deficit                                                            (14,427,559)        (5,520,795)
                                                                           ---------------     --------------

Total stockholders' equity (deficit)                                            (7,086,175)           703,088

                                                                           ---------------     --------------
Total liabilities and stockholders' equity (deficit)                         $ 552,876,521       $ 51,424,305
                                                                           ===============     ==============

                 See accompanying notes to financial statements

                          Education Lending Group, Inc.
                      Consolidated Statements of Operations
                For the Three and Six Months Ended June 30, 2002
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                                June 30,                          June 30,
                                                          2002           2001                2002            2001
                                                         -----          -----               -----            ----
Interest Income:
  Student loans, net                                    3,690,098               -          4,940,357                -
  Investments                                             505,458               -            529,466                -
                                                    -------------    ------------       ------------      -----------
                                                        4,195,556               -          5,469,823                -

Cost of Interest Income
  Interest related expenses                             2,652,653               -          3,323,593                -
  Loan servicing and other fees                           457,664               -            900,853                -
                                                    -------------    ------------       ------------      -----------
Total Cost of Loan Financing                            3,110,317               -          4,224,446                -

Net Interest Income                                     1,085,239               -          1,245,377                -
                                                    -------------    ------------       ------------      -----------

Other Income
  Gain on sale of student loans                            36,617               -             40,693                -
  Other                                                     3,534           8,337              5,392           17,243
                                                    -------------    ------------       ------------      -----------
Total Other Income                                         40,151           8,337             46,085           17,243

Operating Expenses:
  General and administrative                            1,712,842         406,077          3,210,515          792,901
  Sales & marketing                                     3,486,831          36,006          6,985,311           78,999
                                                    -------------    ------------       ------------      -----------
Total Operating Expenses                                5,199,673         442,083         10,195,826          871,900
                                                    -------------    ------------       ------------      -----------

Loss Before Income Tax Provision                       (4,074,283)       (433,746)        (8,904,364)        (854,657)

Income tax provision                                        1,600               -              2,400              800
                                                    -------------    ------------       ------------      -----------

Net Loss                                               (4,075,883)       (433,746)        (8,906,764)        (855,457)
                                                    -------------    ------------       ------------      -----------

Net Loss Per Share:
  Basic & diluted                                   $       (0.40)   $      (0.10)      $      (0.91)     $     (0.19)

Weighted average common
  shares outstanding:
  Basic & diluted                                      10,113,806       4,410,250          9,763,056        4,410,250
                                                    =============    ============       ============      ===========

                 See accompanying notes to financial statements

                          Education Lending Group, Inc.
            Consolidated Statement of Stockholders' Equity (Deficit)
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

                                 Common Stock                      Additional        Accumulated
                               Number of Shares     Amount      Paid in Capital       (Deficit)          Total
                              -----------------------------------------------------------------------------------
                 Balance
       December 31, 2001            9,156,417         9,156          6,214,727       (5,520,795)         703,088

Issuance of Common Stock            1,147,500         1,148          1,116,353                         1,117,501


                Net Loss
           June 30, 2002                                                             (8,906,764)      (8,906,764)
                              -----------------------------------------------------------------------------------

                 Balance
           June 30, 2002           10,303,917        10,304          7,331,080      (14,427,559)      (7,086,175)
                              ===================================================================================

                 See accompanying notes to financial statements

                          Education Lending Group, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                             2002            2001
Cash Flows From Operating Activities:
     Net loss                                                           $  (8,906,764)   $    (855,457)
     Adjustments to reconcile net loss to net cash
      Used by operations:
      Depreciation and amortization                                           169,158            2,705
     (Increase) decrease in assets:
      Provision for loan losses                                               304,753                0
      Interest and other receivables                                       (2,380,394)             400
      Other assets                                                         (1,641,950)           8,448
     Increase (decrease) in liabilities:
      Accounts payable                                                  $   2,190,962          (21,976)
      Accrued expenses                                                      2,050,517          100,270
                                                                        -------------    -------------

Net cash used in operating activities                                      (8,213,718)        (765,610)
                                                                        -------------    -------------

Cash flows from investing activities:
     Origination of student loans                                        (256,217,268)               -
     Net warehouse loan facility advances                                 (10,029,641)               -
     Financing facility advances                                         (230,927,246)               -
     Acquisition of property and equipment                                   (708,240)         (80,215)
                                                                        -------------    -------------

Net cash used in investing activities                                    (497,882,395)         (80,215)
                                                                        -------------    -------------

Cash flows from financing activities:
     Net proceeds from credit facility                                    (20,000,000)         850,000
     Proceeds from notes payable related to securitized
     student loans structured as collateralized borrowing                 525,000,000                -
     Payment of loan fees                                                  (1,726,500)               -
     Notes receivable from stockholders                                             -           (7,729)
     Proceeds from issuance of stock                                        1,117,500                -
                                                                        -------------    -------------

Net cash provided by financing activities                                 504,391,000          842,271
                                                                        -------------    -------------

Net decrease in cash and cash equivalents                                  (1,705,113)          (3,554)

Cash and cash equivalents at beginning of period                        $   1,705,113          279,181
                                                                        -------------    -------------

Cash and cash equivalents at end of period                                         (0)         275,627
                                                                        ==============================

                 See accompanying notes to financial statements

                          Education Lending Group, Inc.
                      (Formerly Direct III Marketing, Inc.)
                   Consolidated Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Note 1 - Statement of Accounting Principles

         The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and are unaudited but include all normal recurring adjustments that Education Lending Group, Inc. (the "Company"), considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year.

         These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc., a wholly owned subsidiary of the Company and Grad Partners, Inc., a wholly owned subsidiary of the Company. Grad Partners, Inc. consists of Education Funding Resources, LLC (Grad Partners, Inc. is the sole member of Education Funding Resources, LLC), and Education Funding Capital I, LLC (Grad Partners, Inc. is the sole member of Education Funding Capital I,
         LLC). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Refer to the consolidated financial statements in the Form 10KSB, filed March 29, 2002, for the year ended December 31, 2001 for additional details of the financial position of Education Lending Group, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

         Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to presentation in the current-year consolidated financial statements.

         New Accounting Pronouncements

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

         SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined the impact that SFAS 146 will have on the Company's financial results.

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

Note 3 - Student Loans - Allowance for Doubtful Accounts

         The following table summarizes changes in the allowance for doubtful accounts:

                                            For the Three Months Ended June 30,

                                                      2002       2001
                                                      ----       ----

         Balance at Beginning of Period             $216,029      $0
         Additions                                   141,858       0
                                                    --------      --

         Balance at End of Period                   $357,887      $0


Note 4 - Warehouse Loan Facility and Securitization

         There is a warehouse loan facility with a financial institution to fund the purchase of student loans. The maximum facility amount is $250,000,000 of which $30,000,000 has been advanced as of June 30, 2002. Facility advances are restricted for the use of funding student loans and any associated premiums therewith. Interest shall accrue during the collection period at the CP Rate or the Alternate Base Rate as defined in the Indenture. The Alternate Base Rate is the higher of the prime rate or the Federal Funds Rate plus 0.50%. The CP Rate is determined using the discount rate for Commercial Paper Notes and related commissions and fees.

         On May 23, 2002, the Company completed a $525,000,000 auction rate student loan securitization that has been accounted for as a collateralized borrowing. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds for which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans will be sub-serviced by a third party servicer. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. If certain parity percentages are not met, the notes are subject to mandatory redemption. Additionally, the notes are subject to optional redemption by the Company on any regularly scheduled interest payment date, as described further in the offering document. The securitization has been accounted for as a collateralized borrowing in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and is included as student loans (securitized) and notes payable related to securitized student loans structured as collateralized borrowings on the balance sheet. As of June 30, 2002, the Company had originated student loans of approximately $300,000.000 ($292,000,000 in the securitization and $8,000,000 in the warehouse line). The Company has recorded a loan loss reserve of approximately $358,000. As of June 30, 2002, the Company has approximately $7,500,000 of Stafford and PLUS loans that are pending disbursement which includes second or third disbursements on loans that are owned or guaranteed but scheduled for later disbursement dates.

Note 5 - Indenture and Securitization Fees

         There are certain fees payable in connection with the Indenture and Securitization. These are commitment fees, program fees, an annual administration fee, broker/dealer fees, auction agent fees and certain Indenture Trustee fees. Where applicable, these fees are expensed over the appropriate time period.

Note 6 - Sale of Common Stock

         During the six months ended June 30, 2002 the Company received proceeds of $470,000, net of issuance costs, related to the purchase of 500,000 shares of common stock and $647,500 from the exercise of warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the financial statements in accordance with GAAP requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. The following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting policies, see Note One in the Notes to the Consolidated Financial Statements.

An allowance for loan losses has been established primarily as a reserve for estimated losses on the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act. Under these provisions, claims on defaulted FFEL Program student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss. The risk-sharing loss on these loans represents 2% of the claimed amount, including both principal and accrued interest.

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

In September 2001, through its wholly-owned subsidiaries Grad Partners, Inc. and Education Funding Resources, LLC, the Company began operations related to originating, purchasing, and providing services related to the student loan industry. In January 2002, the Company initiated business operation of its subsidiary, Student Loan Xpress, Inc., which focuses on marketing the Company's student loan products to colleges and universities. The Company, through these subsidiaries, will originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education, HEAL (Health Education Assistance Loan) loans eligible for guarantee by the Secretary of Health and Human Services, Federally guaranteed consolidation loans and certain other eligible student loans. To facilitate originating and purchasing of student loans, in August of 2001 the Company, through its subsidiary, arranged a warehouse loan facility with a financial institution and in May of 2002, the Company completed a permanent financing securitization of $525,000,000. Additionally, the Company has established relationships with certain entities to act as administrator, indenture trustee, eligible lender trustee, and servicer for the student loans.

The warehouse loan facility established in August of 2001 expires in November 2002. The Company, through its subsidiary, is currently negotiating the terms of a new warehouse loan facility to replace the current warehouse loan facility. In addition, the Company expects to complete its second permanent financing Securitization of $500,000,000 in the third quarter of 2002.

During the quarter ended June 30, 2002 the growth of the Company's loan portfolio was voluntarily curtailed by the July 1, 2002 reset of interest rates to students. Student loan interest rates are reset every July 1. Because the July 1, 2002 interest rate resulted in a substantial reduction from the July 1, 2001 rate, the Company elected to postpone funding of student loans for part of May and all of June 2002, thereby reducing the quarterly originations by approximately $140,000,000. By doing this the Company was able to lower the interest rate for those students whose loans would fund after June 30, 2002 saving each of them thousands in interest payments over the life of the loans. However, by delaying the disbursement of the loans, the Company fully utilized its available cash at the end of the quarter. In the first week of July, $140,000,000 of student loans funded, thereby allowing the Company to borrow approximately $2,800,000 in cash to fund operations.

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

RESULTS OF OPERATIONS
For the three months ended June 30, 2002 and 2001

Revenue

The revenues of the Company are generated from the spread between interest earned on student loans and the cost of borrowing. Student loan operations during the three months ended June 30, 2002 resulted in gross interest income of approximately $4,200,000 and interest costs of approximately $3,100,000 resulting in net interest income of approximately $1,100,000. The Company began purchasing and marketing student loans in September, 2001. No revenues were generated during the three months ended June 30, 2001 nor were any related loan financing expenses incurred. In addition, the Company generates revenues through the sale of student loans. During the three months ended June 30, 2002 approximately $37,000 was booked as gain on the sale of student loans. No revenues were generated from the sale of student loans during the three months ended June 30, 2001.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $1,713,000 and $406,000 for the three months ended June 30, 2002 and 2001, respectively. General and administrative expenses are those expenses associated with the infrastructure that supports the student loan operations, including but not limited to, consulting, rents and utilities, office supplies, and the Company's administrative and research and development employees. The increase in general and administrative expenses in the second quarter of 2002 compared with 2001 was due to additional expenses incurred in connection with the continued growth of the Company's operations related to originating and purchasing student loans. These increases included the addition of general and administrative, as well as the research and development staff, consulting expenses and legal costs necessary to facilitate the Company's rapid growth. General and administrative expenses for the quarter ended June 30, 2001 were related to potential acquisitions.

The Company anticipates that it will incur increased general and administrative expenses as its operations continue to grow.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $3,487,000 and $36,000 for the three months ended June 30, 2002 and 2001, respectively. Sales and marketing expenses include costs incurred in marketing the Company's student loan services through marketing partners, direct mailings and sales and call center employees. The increase in sales and marketing expenses in the second quarter of 2002 compared with 2001 was due to additional expenses incurred in connection with setting up and the expansion of the student loan operations through increased sales and call center staff, an increased volume of applications processed by the Company's marketing partners and an increased direct marketing effort through direct mailings. Sales and marketing expenses for the quarter ended June 30, 2001 were related to potential acquisitions.

Other Income

Other income was approximately $3,500 and $8,300 for the three months ended June 30, 2002 and 2001, respectively. The decrease in other income is due to lower cash balances and lower interest rates for the three months ended June 30, 2002.

Net Losses

We incurred net losses of approximately $4,100,000 and $434,000 for the three months ended June 30, 2002 and 2001, respectively. The increase in net losses in 2002 from 2001 was attributable to increased operating and marketing expenses as the result of the continued growth of our student loan operations in the quarter ended June 30, 2002.

RESULTS OF OPERATIONS
For the six months ended June 30, 2002 and 2001

Revenue

Student loan operations during the six months ended June 30, 2002 resulted in gross interest income of approximately $5,500,000 and interest costs of approximately $4,200,000 resulting in net interest income of $1,250,000. No revenues were generated during the six months ended June 30, 2001 nor were any related loan financing expenses incurred. In addition, the Company generated revenues through the sale of student loans during the six months ended June 30, 2002 of approximately $41,000. No revenues were generated from the sale of student loans during the six months ended June 30, 2001.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $3,200,000 and $800,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in general and administrative expenses in the first two quarters of 2002 compared with 2001 was a result of the continued growth of the Company's operations related to originating and purchasing student loans. The increases included the addition of staff, consultants and legal costs necessary to facilitate the Company's rapid growth. General and administrative expenses for the two quarters ended June 30, 2001 were related to potential acquisitions.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $7,000,000 and $80,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in the first two quarters of 2002 compared to 2001 were a result of the set up and expansion of the student loan operations. An increase in the sales and call center staff, application volume by the Company's marketing partners and direct marketing efforts were the primary factors for the increase. Sales and marketing expenses for the quarter ended June 30, 2001 were related to potential acquisitions.

Other Income

Other income was approximately $5,000 and $17,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in other income is due to lower cash balances and lower interest rates for the three months ended June 30, 2002.

Net Losses

We incurred net losses of approximately $8,900,000 and $850,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in net losses in 2002 from 2001 was attributable to increased operating and marketing expenses as the result of the continued growth of our student loan operations in the quarter ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company did not have any cash and cash equivalents (excluding warehouse loan and financing facility advances). Since inception the Company has financed its operations from debt and equity financings. During the three months ended June 30, 2002, the Company used cash of approximately $5,700,000 to fund its operations. During the six months ended June 30, 2002 we used cash of $8,200,000 to fund operating activities. During the three months ended June 30, 2002, the Company acquired property and equipment of approximately $77,000. During the six months ended June 30, 2002 the Company acquired property and equipment of approximately $700,000. As of June 30, 2002, the Company has been advanced $30,000,000 from the warehouse loan facility and completed a permanent financing securitization of $525,000,000. As of June 30, 2002, the Company had originated approximately $300,000,000 in student loans. During the quarter ended June 30, 2002, the Company received proceeds of $647,500 from the exercise of warrants. During the six months ended June 30, 2002, the Company received proceeds of $1,117,500, net of issuance costs, from the sale of common stock and the exercise of warrants.

In addition, the Company has approximately $7,500,000 of Stafford and PLUS loans that are pending disbursement as of June 30, 2002. This amount includes second or third disbursements on loans that are owned or guaranteed but scheduled for later disbursement dates.

The warehouse loan facility established in August of 2001 expires in November 2002. The Company is currently negotiating the terms of a new warehouse loan facility to replace the current warehouse loan facility. In addition, the Company expects to complete its second permanent financing securitization of $500,000,000 in the third quarter of 2002.

Management believes that the Company has access to sufficient cash in order to meet expenses in the foreseeable future, including the potential payment, if any, of the break-up fee relating to the acquisition discussed below. In the opinion of management, the Company will be able to improve its profitability and continue to raise adequate capital to meet its working capital requirements. Management believes additional working capital, if needed, can be raised through an additional private security offering. There can be no assurance, however, that the Company will be able to improve its profitability to the extent that management anticipates or that it will be able to raise additional capital when needed and on terms and conditions that the Company can afford. The failure to do so would likely materially and adversely affect the Company's financial condition.


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

Item 2.  Changes In Securities

During the quarter ended June 30, 2002, the Company received proceeds of $647,500 related to the purchase of 647,500 shares of common stock for $1.00 per share in connection with the exercise of warrants. This transaction was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

During the quarter ended June 30, 2002, the Company granted additional stock options under its Stock Option Plan. The Company granted incentive stock options during the quarter for the purchase of 51,000 shares at the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      At the 2002 Annual Meeting of Stockholders of the Company held on May 20, 2002, the stockholders elected the six nominees for the Board of Directors nominated by the Board - Robert deRose, Michael H, Shaut, James G. Clark, Douglas L. Feist, Samuel Belzberg and Leo Kornfeld. Additionally, the stockholders approved an amendment to the Company's Stock Option Plan that had previously been approved by the directors. Lastly, the stockholders approved the change of the corporate name from Direct III Marketing, Inc. to Education Lending Group, Inc.

      Voting for the election of directors, the amendment to the Stock Option Plan and the corporate name change was as follows:

--------------------------------------------------------------------------------------------------------------------------
                    R.           M.           J.           D.           S.           L.           Stock        Name
                    deRose       Shaut        Clark        Feist        Belzberg     Kornfeld     Option       Change
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
For:                7,061,515    7,061,515     7,061,515    7,061,515    7,061,515    7,061,515    6,203,680    7,060,515
--------------------------------------------------------------------------------------------------------------------------
Against:                    0            0             0            0            0            0      481,410          750
--------------------------------------------------------------------------------------------------------------------------
Abstention:               750          750           750          750          750          750        1,000        1,000
--------------------------------------------------------------------------------------------------------------------------
Broker /            2,593,402    2,593,402     2,593,402    2,593,402     2,593,402   2,593,402    2,970,327    2,594,152
Non-Votes:
--------------------------------------------------------------------------------------------------------------------------

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

      The exhibits listed below are filed as part of this document.

 Exhibit
 Number     Description

99.1        CEO Certification pursuant to 18 U.S.C. (S) 1350
99.2        CFO Certification pursuant to 18 U.S.C. (S) 1350

      (b) Form 8-K.

During the last quarter, the Company filed one Report on Form 8-K dated May 29, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacity indicated, hereunto duly authorized.

Date:  August 14, 2002          EDUCATION LENDING GROUP, INC.


                                By: /s/ James G. Clark
                                    ------------------------------------------
                                Name:  James G. Clark
                                Title: Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)