Form 10QSB
period 2002-09-30
EDUCATION LENDING GROUP INC
filed 2002-11-13
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-29995

EDUCATION LENDING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0851387

(State or other jurisdiction of	(IRS employer identification
incorporation or organization)	number)

12760 High Bluff Drive, Suite 210, San Diego, California 92130

(Address of principal executive offices)

(858) 617-6080

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on September 30, 2002: 10,314,084, including treasury shares.

Transitional Small Business Format: YES ☐ NO ☒

        PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

Education Lending Group, Inc.
Consolidated Balance Sheet

	September 30,	December 31,
ASSETS	2002	2001
	(Unaudited)	(Audited)
Student Loans, net	$114,476,119	$44,446,940
Student Loans, net (Securitized)	754,535,631	-
Warehouse Loan Facility Advances	93,737,551	4,232,634
Financing Facilities	265,686,592	-
Cash and Cash Equivalents	3,281,458	1,705,113
Interest & Other Receivables	6,567,297	339,376
Property and Equipment, net	1,060,317	409,957
Deferred Financing Costs	4,035,801	115,556
Other	613,702	174,729

Total Assets	$1,243,994,468	$51,424,305

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$7,245,284	$530,842
Accrued Expenses and Other Liabilities	20,710,638	190,375
Series 2002 Notes	1,023,000,000	-
Warehouse Loan Facility	210,318,088	50,000,000

Total Liabilities	$1,261,274,010	$50,721,217

Preferred Stock - $0.001 par value, 10,000,000 shares authorized	-	-
Common Stock - $0.001 par value, 40,000,000 shares authorized,
10,314,084 and 9,156,417 shares issued and outstanding, respectively	10,314	9,156
Additional Paid In Capital	7,345,903	6,214,727
Accumulated Deficit	(24,635,759)	(5,520,795)

Total Stockholders' Equity (Deficit)	(17,279,542)	703,088

Total Liabilities and Stockholders' Equity (Deficit)	$1,243,994,468	$51,424,305

Education Lending Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest Income:
Student Loans, net	$6,943,889	$2,851	$11,884,246	$2,851
Investments	1,274,351	1,317	1,803,817	1,317

	8,218,240	4,168	13,688,063	4,168

Cost of Interest Income
Interest Related Expenses	6,159,540	2,405	9,483,133	2,405
Loan Servicing and Other Fees	1,167,003	54,583	2,067,856	54,583

Total Cost of Loan Financing	7,326,543	56,988	11,550,989	56,988

Net Interest Income	891,697	(52,820)	2,137,074	(52,820)

Other Income
Gain on Sale of Student Loans	1,011,302	-	1,051,995	-
Other	7,640	2,671	13,032	19,914

Total Other Income	1,018,942	2,671	1,065,027	19,914

Operating Expenses:
General and Administrative	2,451,996	523,153	5,662,511	1,316,055
Sales & Marketing	9,663,979	317,372	16,649,290	396,370

Total Operating Expenses	12,115,975	840,525	22,311,801	1,712,425

Loss Before Income Tax Provision	(10,205,336)	(890,674)	$(19,109,700)	(1,745,331)

Income Tax Provision	2,866	-	5,266	800

Net Loss	$(10,208,202)	$(890,674)	$(19,114,966)	$(1,746,131)

Net Loss Per Share:
Basic & Diluted	$(0.99)	$(0.18)	$(1.92)	$(0.35)

Weighted Average Common
Shares Outstanding:
Basic & Diluted	10,306,509	5,008,396	9,962,192	5,008,396

Education Lending Group, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2002
(Unaudited)

	Common Stock		Additional	Accumulated
	Number of	Amount	Paid in Capital	(Deficit)	Total
	Shares

Balance
December 31, 2001	9,156,417	$9,156	$6,214,726	$(5,520,793)	$703,089

Issuance of Common Stock	1,157,667	1,158	1,131,177		1,132,335

Net Loss
September 30, 2002				(19,114,966)	(19,114,966)

Balance
September 30, 2002	10,314,084	$10,314	$7,345,903	$(24,635,759)	$(17,279,542)

Education Lending Group, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30
(Unaudited)

	2002	2001
Cash Flows From Operating Activities:
Net Loss	$(19,114,966)	$(1,746,131)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	311,007	12,516
Loan loss reserve	968,324	-
(Increase) decrease in assets:
Interest and other receivables	(6,190,664)	-
Other assets	(476,230)	6,928
Increase (decrease) in liabilities:
Accounts payable	6,714,445	626,357
Accrued expenses	7,439,921	92,028

Net cash used by operating activities	(10,348,163)	(1,008,302)

Cash flows from investing activities:
Purchase of student loans	(825,595,678)	(2,436,792)
Warehouse loan facility advances	(89,504,918)	(1,126,409)
Financing facility advances	(265,686,592)	-
Student loan advances	13,080,342	-
Acquisition of property and equipment	(828,027)	(187,264)

Net cash used in investing activities	(1,168,534,873)	(3,750,465)

Cash flows from financing activities:
Proceeds from credit facility	160,318,088	4,325,000
Proceeds from Series 2002 Notes	1,023,000,000	-
Payment of loan fees	(3,991,042)	-
Notes receivable from stockholders		(9,258)
Proceeds from issuance of stock	1,132,335	681,500

Net cash provided by financing activities	1,180,459,381	4,997,242

Net increase in cash	1,576,345	238,475

Cash and cash equivalents at beginning of period	1,705,113	279,181

Cash and cash equivalents at end of period	$3,281,458	$517,656

Education Lending Group, Inc.
(Formerly Direct III Marketing, Inc.)
Consolidated Notes to Financial Statements
September 30
(Unaudited)

Note 1 - Statement of Accounting Principles

The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and are unaudited but include all normal recurring adjustments that Education Lending Group, Inc. (the “Company”), considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year.

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc., a wholly owned subsidiary of the Company and Education Lending Services, Inc. (formerly known as Grad Partners, Inc.), a wholly owned subsidiary of the Company. Education Lending Services, Inc. consists of Education Funding Resources, LLC (Education Lending Services, Inc. is the sole member of Education Funding Resources, LLC), and Education Funding Capital I, LLC (Education Lending Services, Inc. is the sole member of Education Funding Capital I, LLC). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined the impact that SFAS 146 will have on the Company's financial results.

Note 2 - Liquidity and Business Risk

The Company's ability to continue business is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations from the student loan business. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Note 3 - Student Loans - Loan Loss Reserve

The following table summarizes changes in the loan loss reserve:

For the Three Months Ended September 30,

	2002	2001

Balance at Beginning of Period	$357,887	$0

Additions	663,571	0

Balance at End of Period	$1,021,458	$0

* Additions are netted against student loans and are shown as Student Loans, net on the Balance Sheet.
Note 4 - Warehouse Loan Facility and Securitization

There are two warehouse loan facilities with financial institutions, $250,000,000 and $15,000,000, respectively in place to fund the purchase of student loans. As of September 30, 2002, $210,318,088 has been advanced against these facilities. Facility advances are restricted for the use of funding student loans and any associated premiums therewith.

In May and August of 2002, the Company completed $525,000,000 and $500,000,000, respectively, auction rate student loan securitizations that have been accounted for as collateralized borrowings. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans will be sub-serviced by a third party servicer. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. If certain parity percentages are not met, the notes are subject to mandatory redemption. Additionally, the notes are subject to optional redemption by the Company on any regularly scheduled interest payment date, as described further in the offering document. The securitization has been accounted for as a collateralized borrowing in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and is included as student loans (securitized) and notes payable related to securitized student loans structured as collateralized borrowings on the balance sheet. As of September 30, 2002, the Company holds student loans of approximately $869,000,000 ($754,500,000 in the securitization and $114,500,000 in the warehouse line). The Company has recorded a loan loss reserve of approximately $1,021,000. As of September 30, 2002, the Company has approximately $2,300,000 of Stafford and PLUS loans that are pending disbursement which includes second or third disbursements on loans that are owned or guaranteed but scheduled for later disbursement dates.

Note 5 - Indenture and Securitization Fees

There are certain fees payable in connection with the Indenture and Securitization. These are commitment fees, program fees, an annual administration fee, broker/dealer fees, auction agent fees and certain Indenture Trustee fees. Where applicable, these fees are expensed over the appropriate time period.

Note 6 - Sale of Common Stock

During the nine months ended September 30, 2002 the Company received proceeds of $470,000, net of issuance costs, related to the purchase of 500,000 shares of common stock and $662,335 from the exercise of warrants and stock options.

Note 7 - Subsequent Event

To faciliate the originating and purchasing of student loans, in August of 2001, the Company arranged a warehouse loan facility with a financial institution. This warehouse loan facility expired in November 2002, and the Company, through its subsidiary, replaced the loan facility with a new $500,000,000 warehouse loan facility in the fourth quarter of 2002.

Report of Independent Accountants

To Shareholders of Education Lending Group, Inc:

We have reviewed the accompanying consolidated balance sheet of Education Lending Group, Inc. and its subsidiaries (the "Company") as of September 30, 2002 and the related consolidated statement of operations and stockholders' equity (deficit) for the three-month and nine-month periods ended September 30, 2002 and the consolidated statement of cash flows for the nine month period ended September 30, 2002. These financial statements are the responsibility of the Company's management. The consolidated balance sheet of the Company as of December 31, 2001 was audited by other independent accountants. The consolidated statement of operations for the three-month and nine-month periods ended September 30, 2001, and the consolidated statement of stockholders' equity (deficit) and consolidated statement of cash flows for the nine-month period ended September 30, 2001, were reviewed by other independent accountants.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP

November 11, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. The following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting policies, see Note One in the Notes to the Consolidated Financial Statements.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the Company’s Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to, among other things, changes in the interest rate or changes in the regulations relating to federal guarantees of student loans. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

The Company was organized and commenced operations in March 1999. The Company is in the business of providing products, services and solutions to the Federally guaranteed student loan industry. The Company intends on becoming a full service provider of financial aid products to students, parents and schools. This will include, but is not limited to, student financial aid counseling, debt management, loan origination, loan servicing and secondary market liquidity management. The Company will also look at unique acquisitions that can provide for the marketing, origination and servicing of federally guaranteed student loans where management’s experience and expertise can accelerate the acquisition’s growth prospects.

In September 2001, through its wholly-owned subsidiaries Education Lending Services, Inc. (formerly known as Grad Partners, Inc.) and Education Funding Resources, LLC (formerly known as Grad Partners Premier, LLC), the Company began operations related to originating, purchasing and providing services related to the student loan industry. In January 2002, the Company initiated business operation of its subsidiary, Student Loan Xpress, Inc., which focuses on marketing the Company’s student loan business to colleges and universities. The Company, through these subsidiaries, will originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education, HEAL (Health Education Assistance Loan) loans eligible for guarantee by the Secretary of Health and Human Services, Federally guaranteed consolidation loans and certain other eligible student loans. The Company expects to originate loans of $1,200,000,000 during the current calendar year.

To facilitate the originating and purchasing of student loans, in August of 2001, the Company arranged a warehouse loan facility with a financial institution. This warehouse loan facility expired in November 2002, and the Company, through its subsidiary, replaced the loan facility with a new $500,000,000 warehouse loan facility in the fourth quarter of 2002. In May and August of this year, the Company issued Auction Rate Education Loan Backed Notes of $525,000,000 and $500,000,000, respectively, in order to provide permanent financing opportunities for our consolidation loan operations. The second permanent financing securitization of $500,000,000 was completed in the third quarter of 2002. Additionally, the Company has established relationships with certain entities to act as administrator, indenture trustee, eligible lender trustee, and servicer for the student loans.

An allowance for loan losses has been established primarily as a reserve for estimated losses on the Company’s FFEL Program loan portfolio under the risk-sharing provisions of the Higher Education Act of 1965, as amended. Under these provisions, claims on defaulted FFEL Program student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss. The risk-sharing loss on these loans represents 2% of the claimed amount, including both principal and accrued interest.

Prior to September, 2001, the Company had been principally devoted to identifying and evaluating acquisitions of companies in direct marketing, internet marketing, telemarketing and developing the student loan marketing capabilities of Education Lending Services, Inc., a wholly owned subsidiary. As indicated above, the Company’s business is now focused on marketing, purchasing and providing services related to the student loan industry. The Company will continue to attempt to identify and evaluate acquisitions of companies in this industry.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002 and 2001

Revenue

The revenues of the Company are generated from the spread between interest earned on student loans and the cost of borrowing. Student loan operations during the three months ended September 30, 2002 resulted in gross interest income of approximately $8,200,000 and interest costs of approximately $7,300,000 resulting in net interest income of $900,000. The Company began purchasing and marketing student loans in September, 2001. Student loan operations during the three months ended September 30, 2001 resulted in gross interest income of approximately $4,200 and interest costs of approximately $57,000. In addition, the Company generates revenues through the sale of student loans. During the three months ended September 30, 2002 approximately $1,000,000 was booked as gain on the sale of student loans. No revenues were generated from the sale of student loans during the three months ended September 30, 2000.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $2,450,000 and $523,000 for the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses are those expenses associated with the infrastructure that supports the student loan operations, including but not limited to, consulting, rents and utilities, office supplies and the Company’s administrative and research and development employees. The increase in general and administrative expenses in the third quarter of 2002 compared with 2001 was due to additional expenses incurred in connection with the continued growth of the Company’s operations related to originating and purchasing student loans. These increases included the addition of general and administrative staff, as well as the research and development staff, consulting expenses and legal costs necessary to facilitate the Company’s rapid growth.

The Company anticipates that it will incur increased general and administrative expenses as its operations continue to grow.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $9,650,000 and $315,000 for the three months ended September 30, 2002 and 2001, respectively. Sales and marketing expenses include costs incurred in marketing the Company’s student loan services through marketing partners, direct mailings and sales and call center employees. The increase in sales and marketing expenses in the third quarter of 2002 compared with 2001 was due to additional expenses incurred in connection with setting up and expansion of the student loan operations through increased sales and call center staff, an increased volume of applications processed by the Company’s marketing partners and an increased direct marketing effort through direct mailings.

Other Income

Other income was approximately $7,600 and $2,700 for the three months ended September 30, 2002 and 2001, respectively. The increase in other income is due to higher cash balances for the three months ended September 30, 2002 and the collection of late fees paid on student loans.

Net Losses

We incurred net losses of approximately $10,200,000 and $891,000 for the three months ended September 30, 2002 and 2001, respectively. The increase in net losses in 2002 from 2001 was attributable to increased operating and marketing expenses as the result of the continued growth of our student loan operations in the quarter ended September 30, 2002.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2002 and 2001

Revenue

Student loan operations during the nine months ended September 30, 2002 and 2001, respectively, resulted in gross interest income of approximately $13,700,000 and $4,000 and interest costs of approximately $11,600,000 and $57,000 resulting in net interest income of approximately $2,100,000 and $(53,000). In addition, the Company generated revenues through the sale of student loans during the nine months ended September 30, 2002 of approximately $1,000,000. No revenues were generated from the sale of student loans during the nine months ended September 30, 2002.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $5,700,000 and $1,300,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in general and administrative expenses in the first three quarters of 2002 compared to 2001 was a result of the continued growth of the Company’s operations related to originating and purchasing student loans. The increases included the addition of staff, consultants and legal costs necessary to facilitate the Company’s rapid growth.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $16,700,000 and $400,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in the first three quarters of 2002 compared to 2001 was a result of the set up and expansion of the student loan operations. An increase in the sales and call center staff, application volume by the Company’s marketing partners and direct marketing efforts were the primary factors for the increase.

Other Income

Other income was approximately $13,000 and $20,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in other income was due to lower cash balances and lower interest rates for the nine months ended September 30, 2002.

Net Losses

We incurred net losses of approximately $19,100,000 and $1,700,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in net losses in 2002 from 2001 was attributable to increased operating and marketing expenses as the result of the continued growth of our student loan operations in the quarter ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, the Company had cash and cash equivalents of approximately $3,300,000, (excluding warehouse line and financing facility advances). Since inception the Company has financed its operations from debt and equity financings. During the three months ended September 30, 2002, the Company used cash of approximately $2,100,000 to fund its operations. During the three months ended September 30, 2002, the Company acquired property and equipment of approximately $120,000. As of September 30, 2002, the Company has been advanced $210,318,088 from the warehouse loan facilities and holds $1,023,000,000 from the Auction Rate Education Loan Backed Notes. As of September 30, 2002, the Company had purchased approximately $869,000,000 in student loans. During the quarter ended September 30, 2002, the Company received proceeds of $14,834, net of issuance costs, related to the purchase of 10,167 shares of common stock in connection with the exercise of a warrant and employee stock option.

The warehouse loan established in August of 2001 expired in November 2002. The Company, through its subsidiary, replaced the loan facility with a new $500,000,000 warehouse loan facility in the fourth quarter of 2002. In May and August of this year, the Company issued Auction Rate Education Loan Backed Notes of $525,000,000 and $500,000,000, respectively, in order to provide permanent financing opportunities for our consolidation loan operations.

Management believes that the Company has sufficient cash available to meet expenses in the foreseeable future, including the potential payment, if any, of the break-up fee relating to the acquisition discussed below. In the opinion of management, the Company will be able to improve its profitability and continue to raise adequate capital to meet its working capital requirements. The Company currently is able to meet its operating cash requirements from borrowing against the future value of the student loans originated each month.The Company has a $1,000,000 line of credit available for working capital needs. No draws have been made on this line to date. Management believes additional working capital, if needed, can be raised through an additional private security offering or the sale of a portion of its student loan portfolio.

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2. Changes In Securities

During the quarter ended September 30, 2002, the Company received proceeds of $14,834, net of issuance costs, related to the purchase of 10,167 shares of common stock in connection with the exercise of a warrant and option.

During the quarter ended September 30, 2002, the Company granted additional stock options under its Stock Option Plan. The Company granted incentive stock options during the quarter for the purchase of 156,000 shares with an exercise price at the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The exhibits listed below are filed as part of this document.

Exhibit
Number	Description

99.1	CEO Certification pursuant to 18 U.S.C. § 1350
99.2	CFO Certification pursuant to 18 U.S.C. § 1350

(b)	Form 8-K.

During the last quarter, the Company filed one Report on Form 8-K/A dated July 24, 2002 and one Report of Form 8-K dated August 29, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2002	EDUCATION LENDING GROUP, INC.

		By:	/s/ James G. Clark

		Name:	James G. Clark
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Robert deRose, certify that:

    1.   I have reviewed this quarterly report on Form 10-QSB of Education Lending Group, Inc.;

    2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Robert deRose Name: Robert deRose Title: Chief Executive Officer

CERTIFICATION

I, James G. Clark, certify that:

    1.   I have reviewed this quarterly report on Form 10-QSB of Education Lending Group, Inc.;

    2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ James G. Clark Name: James G. Clark Title: Chief Financial Officer