Form 10KSB
period 2002-12-31
EDUCATION LENDING GROUP INC
filed 2003-03-31
CIK 1103313

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------


                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                       Commission File Number: 000-29995

                         EDUCATION LENDING GROUP, INC.
                (Name of Small Business Issuer in Its Charter)

                     Delaware                  33-0851387
                  (State or Other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 Incorporation or
                   Organization)

              12760 High Bluff Drive,
                     Suite 210
               San Diego, California              92130
               (Address of Principal           (Zip Code)
                Executive Offices)

        Issuer's Telephone Number, Including Area Code:  (858) 617-6080

                               -----------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

                               -----------------

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   State issuer's revenues for its most recent fiscal year: $27,705,284

   The aggregate approximate market value of the Registrant's common stock held by non-affiliates based upon the closing price of $5.52 on March 17, 2003, as reported by Commodity Systems, Inc., was approximately $36,618,201. (For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.)

   On March 17, 2003, 11,351,250 shares of the issuer's common stock were outstanding.

   Documents Incorporated by Reference: Education Lending Group, Inc., Proxy Statement, for its Annual Meeting of Shareholders on June 2, 2003, definitive copies of the foregoing to be filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

   Transitional Small Business Disclosure Format:  Yes [X]  No [_]

================================================================================

                         EDUCATION LENDING GROUP, INC.

                        2002 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

Section                                                                                          Page No.
-------                                                                                          --------
                                                 PART I
ITEM 1.  Description of Business................................................................     1
ITEM 2.  Description of Properties..............................................................     8
ITEM 3.  Legal Proceedings......................................................................     8
ITEM 4.  Submission of Matters to a Vote of Stockholders........................................     8

                                                 PART II
ITEM 5.  Market for Common Equity and Related Stockholder Matters...............................     9
ITEM 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    10
ITEM 7.  Financial Statements...................................................................    16
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    16

                                                PART III
ITEM 9.  Directors, Executive Officers and Control Persons; Compliance with Section 16(A) of the
         Exchange Act...........................................................................    17
ITEM 10. Executive Compensation.................................................................    18
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.........................    18
ITEM 12. Certain Relationships and Related Transactions.........................................    18
ITEM 13. Exhibits and Reports on Form 8-K.......................................................    19
ITEM 14. Controls and Procedures................................................................    20

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

   Education Lending Group, Inc. (the "Company") was incorporated on March 26, 1999 as Direct III Marketing, Inc. All of the outstanding shares of capital stock of the corporation were initially owned by Whirlwind Ventures, Inc., a Florida corporation. On May 24, 1999, Whirlwind Ventures, Inc., was merged into the Company, with the Company being the surviving corporation and assuming all obligations and obtaining all rights of Whirlwind Ventures, Inc. On the merger date, each issued and outstanding share of Whirlwind Ventures, Inc. was exchanged for one share of capital stock of the Company, and the outstanding shares of Common Stock of the Company owned by Whirlwind Ventures, Inc. at the time of the merger were cancelled.

   The Company has incorporated Education Lending Services, Inc. and Student Loan Xpress, Inc., as wholly owned subsidiaries. In addition, a special purpose bankruptcy remote entity, Education Funding Resources, LLC, was formed by Education Lending Services, Inc. as its sole member in order to facilitate the student loan origination and funding process and secondary market acquisitions of student loans. The Company has also formed Education Funding Capital I, LLC to participate in the permanent financing securitization of its student loans assets.

   Education Lending Group, through its subsidiaries, markets products and solutions to the United States education loan industry, primarily through its participation in the Federal Family Education Loan Program ("FFELP"). The Company's primary business is the origination of federally guaranteed student loans. The Company also bids to purchase student loans in the secondary market as pools of loans become available. In addition, the Company also purchases non-federally guaranteed private education loans.

   Education Lending Group is primarily a make and hold lender. All servicing of the Company's student loans are outsourced to third party servicers. It is management's intent to originate or purchase primarily federally guaranteed student loans and hold those loans on its balance sheet. However, as market situations arise and circumstances warrant, the Company may sell some of these loans into the secondary market. But, as a primary financial model, the Company intends to hold the loans on its balance sheet.

   The Company generates revenue in the following manner:

  .   The Company earns interest income from the loans it holds on its books.

  .   The Company earns interest income on the investment of idle cash.

  . When the Company does sell loans, it books a gain on sale of student loans on its income statement.

   The Company has four marketing initiatives:

  .   Consolidation Loan Originations

  .   Traditional "Lender-List" Loan Originations

  .   Secondary Market Purchases

  .   School as Originator Loan Purchases

   Consolidation Loan Originations--Education Lending Services, Inc. was formed by the Company to originate federally guaranteed consolidation loans doing business as "Consolidation Assistance Program" and/or "CAP". The federally guaranteed consolidation loan program ("CLP") is designed to make student loan repayment more convenient and affordable by combining a borrower's existing eligible federal student loans into a single new federally guaranteed loan. The CLP features flexible repayment terms that can extend the maturity on the borrower's original loans and allow a borrower to customize a monthly repayment plan that meets his or her financial needs. Additionally, the CLP fixes the borrower's interest rate going forward for the life of the loan with no prepayment fees. CLP loans are 98% guaranteed by the federal government and also involve payment directly to the issuer based upon a Special Allowance Payment ("SAP") formula. SAP is generally paid whenever the average of all of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a spread of between 1.74 and 3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay.

   School as Originator--Education Lending Services, Inc., doing business as the "Grad Partners Program," introduced a product (school as originator) to provide student loan services in tandem with the graduate school programs at colleges and universities using a novel approach in the student loan marketplace. The Grad Partners Program partners with graduate schools to enable them to participate as an eligible lender under the Federal Family Education Loan Program ("FFELP") and receive a premium when the loan is ultimately sold. The Grad Partners Program provides the school with funds to use for student financial aid and scholarships through the acquisition of student loans originated by the schools.

   The objective of the Company is to propel the Grad Partners "School as Originator" Program into a prominent market position during its initial phase of operations by partnering with graduate schools, thus enabling the Grad Partners Program to deliver a school's entire graduate student loan portfolio. Education Lending Services, Inc. has business relationships with certain loan servicers, trustees, and financial institutions which allow it to offer a "turnkey process" by which a school may become a FFELP lender and originate and sell its student loans to Education Lending Services, Inc. Participating schools, while incurring modest cost and risk, will begin to participate in the profitability of the student loan market by partnering with Education Lending Services, Inc. The school receives an eligible lender number from the Department of Education and then lists itself and its own loan products as a preferred product for its incoming students. Many schools will use the premium they receive to make their loans more affordable to their students thus ensuring that they provide most, if not all of their loans. The actual origination, disbursement, and servicing of their loans is handled by third party contractors on an outsourced basis which has been pre-established for the school by Education Lending Services, Inc. The Company currently uses eight third party contractors, who are all under contract to market to borrowers. The selection of the third party contractors is market driven, and none are related parties, although the Company has granted stock options to some of the third party contractors. Immediately after the loans are funded, they are sold to Education Lending Services, Inc., for a premium. It is anticipated that the growth from these mutually beneficial school relationships should allow Education Lending Services, Inc. to also become a provider of undergraduate loans and consolidation loans for graduates as the schools gain confidence in the quality services provided by Education Lending Services, Inc.

   Education Lending Services, Inc. intends to provide graduate schools a premium (based on the asset value of the school's student loans) on their student loans upon their sale to Education Lending Services, Inc. Education Lending Services, Inc. is positioned to provide the school a highly efficient single point of delivery loan origination system, while also paying the school a lender premium on its graduate loans. A school's ability to generate funds that can be used for student aid, reduction of origination fees for students, or scholarships is especially attractive today, given the ever increasing cost of college education and the substantial need for financial aid at all schools today. Of the top 100 FFELP lenders, nine are graduate schools operating as their own lender. Management has initially targeted 250 graduate programs, consisting mainly of MBA, medical, dental, and law schools, in which to market this program. The high cost of education of these targeted schools (i.e., an average of $20,000 or more for each year of attendance) makes participation in the program very attractive for both Education Lending Services, Inc. and the school. These professional graduate programs, especially at the targeted schools, have the highest costs of attendance and produce graduates with the greatest ability to repay their student loans.

   Secondary Market Acquisitions--Additionally, the Company has approached the general school loan market though Education Lending Services, Inc.'s subsidiary, Education Funding Resources, LLC, with secondary market offerings in order to acquire more student loan volume. Most originators of student loans today are not long-term holders of these assets. Consequently, an active secondary market has arisen for student loans. The Company is a participant in the acquisition of student loans in the secondary market. Funding for this activity is planned to flow from increases in the commercial warehouse line of credit financing and from direct access to the asset-based marketplace. On these secondary market purchases, the Company earns income on the portfolio based on the difference between the student loan borrower rate and the interest cost of its borrowings under the commercial warehouse line of credit or asset backed security market (ABS) plus the amortization expense of the acquisition cost of the portfolio. The Company intends to maximize revenue and build its balance sheet over time by holding most of the acquired student loans.

   Lender List Loan Originations--Student Loan Xpress, Inc., a wholly owned subsidiary of the Company, was formed to deliver student loans through the traditional school lender-list marketing channel. The process is as follows:
(i) a high school student receives an award letter from the school he/she has chosen to attend; (ii) in the award letter, the student is provided information on any financial aid he or she has been awarded, as well as information on federally guaranteed Stafford loan eligibility; (iii) the award letter informs the student on how to apply for a student loan and provides the student with a list of lenders the school endorses for funding the necessary loan amount; (iv) the student then signs the award letter and chooses from the lender-list the lender he or she wants to provide the funding of the student loan.

   The focus of Student Loan Express, Inc. is to market to the financial aid offices of schools in order to be included on that school's preferred lender list. Student Loan Express, Inc. is currently on the preferred lender list at over 300 schools and it is anticipated that amount will grow to well over 400 by the end of 2003. In addition, Student Loan Xpress, Inc. markets the Consolidation Assistance Program and Grad Partners Program to its targeted educational institutions and related alumni associations.

Industry Overview

   Overview. Effective September, 2001, the Company began funding federally guaranteed student loans and private student loans. The Company is a full service provider of financial aid products to students, parents and schools.

   The high cost of education has resulted in students and their parents carrying increasingly high levels of indebtedness and burdensome monthly payments upon graduation. In 1986, this problem was addressed by the U.S. Congress. The result was the founding of the Consolidation Loan Program ("CLP"). This was a market of great interest to private lenders until the CLP changed in 1993 to include a 50 basis point origination fee and a 105 basis point annual fee paid by private lenders to the U.S. Department of Education. The implementation of these fees by the federal government and the establishment of the U.S. Department of Education's Direct Lending Consolidation Program (the "DLCP") that same year has had the effect of limiting the participation of private lenders in the student loan consolidation market. The DLCP grew rapidly because of its ability to consolidate FFELP loans into the DLCP, while FFELP lenders were unable to consolidate Direct Lending Program Loans into the FFELP. With a limited number of lenders focused on originating consolidation loans and the great appeal of the product to student borrowers, there was demand for private sector consolidation loans, and private lenders were given the right to consolidate DLCP loans in 1998.

   The Higher Education Act of 1965, as amended (the "Higher Education Act"), authorizes a program under which certain borrowers may consolidate their various student loans into a single loan insured and reinsured on a basis similar to Stafford Loans. Federal consolidation loans may be obtained in an amount sufficient to pay outstanding principal, unpaid interest and late charges on federally insured or reinsured student loans incurred under the FFELP selected by the borrower, as well as loans made pursuant to the Perkins and Health Professional Student Loan Programs. Payment of principal and interest on all FFELP student loans originated after October 1, 1993 loans are guaranteed 98% against default by the borrower as to principal and interest. This guarantee also applies to consolidation loans. Payment of principal and interest on all FFELP student loans originated after October 1, 1993 loans are guaranteed 98% against default by the borrower as to principal and interest. This guarantee also applies to consolidation loans.

   To be eligible for a consolidation loan, a borrower must have outstanding indebtedness on student loans made under the FFELP and/or certain other federal student loan programs, including the NDSLP, and be in repayment status or in a grace period, or be a defaulted borrower who has made arrangements to repay any defaulted loan satisfactory to the holder of the defaulted loan.

   Currently, the interest rate paid by a student on a consolidation loan is fixed at a rate equal to the weighted average of the interest rates on the loans retired, rounded to the nearest higher 1/8 of 1 percent, but not to exceed 8.25% per annum. This rate will be applicable for all loans for which an application is received by an eligible lender from now until June 30, 2003. Once a student consolidates his or her loans, the rate determined at that point is fixed to the student for the life of the loan. The holder receives a floating rate of interest that is subsidized by the government to the extent the SAP floating rate formula exceeds the rate paid by the student. Notwithstanding these general interest rates, the portion, if any, of a consolidation loan that repaid a loan made under the Federal Health Education Assistance Loan program ("HEAL") may have a different variable interest rate. Such HEAL portion is adjusted on July 1 of each year, but is the sum of the average of the 91-day U.S. Treasury bill auctioned for the quarter ending on the preceding June 30, plus 3.0% without any cap on the interest.

   The Company targets the industry segment comprised of college and university graduates who have financed the cost of their education in whole or in part with federal student loans. Most federally guaranteed student loans are eligible for consolidation under the federally guaranteed student consolidation loan program. These loans include those that are originated under the U.S. Department of Education's Direct Lending Program and the FFELP. In addition, the Company targets the students who need additional student loans as well as their parents. According to the Department of Education, it is estimated that non-consolidated FFELP and Direct Loan volume, which reflects new student loan demand, was $37.9 billion in 2002. This represents a 77 percent increase from the $21.4 billion in 1994. Consolidation loan volume added another $17 billion in 2002 for total federal financial aid to students of $54.9 billion. New FFELP loan volume was $26.5 billion in 2002, accounting for 70 percent of all new (non-consolidated) student loan volume while Direct Loan volume was $11.4 billion or 30 percent of all new student loan volume. New FFELP volume is projected to grow to $28.5 billion in the 2003 budget year while Direct volume is projected to grow to $12.2 billion for total new student loan demand of $40.7 billion for 2003.

   While the private student loan market is small in comparison to the federal student loan market, large increases over the past three years reflect a growing reliance on private borrowings as an alternative to federally guaranteed student loans. This is partly due to the fact that the U.S. Congress has not raised limits on federally guaranteed student loans since 1992. The Company believes the private student loan market will continue to fill the gap between the cost of education and the money available to pay that cost of education available through federally guaranteed student loans.

   There is no comprehensive public reporting on private sales of student loans. However, there is activity in the asset backed security marketplace for financing student loans. Most of this debt is used to finance secondary market acquisitions as a majority of these non-profit entities issuing asset backed securities are only legally authorized to operate in a secondary market capacity. Typically, each entity operates on a single state or narrow regional basis. SLM Corporation, Inc. (known as Sallie Mae), who is a recently privatized former government sponsored enterprise, formerly operated solely as a secondary market and has historically been the largest acquirer of student loans. Their securitized volume was up significantly in 2002. Over the last three years Sallie Mae acquired three of the leading secondary market participants giving them a dominant position in the secondary marketplace. The recent consolidation has positioned Sallie Mae to compete against the lenders who historically sold them their volume. As these lenders' contracts with Sallie Mae expire and they move to market transactions to sell their portfolios, Education Lending Services, Inc. expects to be a leading contender to acquire these portfolios.

   Growth. Demand for consolidation loans is highly correlated to growth in the student loan industry, which is expected to continue to grow rapidly over the next ten years. Projections by the U.S. Department of Education's National Center for Education Statistics indicate that school enrollment will continue to reach record levels over the next ten years. Between 1999 and 2009, total college enrollment is projected to rise by a total of 17 percent. The Company believes that total college enrollment in 2000 reached a new record of approximately 15.1 million students. Tuition increases have far outpaced growth in personal and family income over the past two decades, and the need for federal and private student aid has increased dramatically. Average tuition at both public and private institutions has more than doubled between 1980 and 1998, and the median income for families most likely to have children in college has been relatively stagnant, rising just 22% during the same period. As a result, college students are becoming less able to depend on their parents as a source of financing for tuition expenses.

   Increases in aid per full-time equivalent student over the past ten years have resulted from a dramatic increase in the total amount of loans per student as Congress increased federal loan limits. Prior to 1992, when the Congress last raised federal loan limits, grants made up approximately 50 percent of aid per student. Since then, loans have comprised a larger portion of aid per student, about 60 percent. As a result, students have become increasingly reliant on student loans in order to finance the cost of their education. Student loans could soon comprise an even larger percentage of aid per student if Congress decides to raise loan limits again, which it does periodically, in its reauthorization of the Higher Education Act which occurs on a five (5) year cycle.

Operational Plans

   In September, 2001, through its wholly-owned direct and indirect subsidiaries, Grad Partners, Inc. (now known as Education Lending Services, Inc.) and Grad Partners Premier, LLC (now known as Education Funding Resources,
LLC), the Company began operations to originate and purchase federally guaranteed student loans. In November 2001, the Company initiated business operation of its subsidiary, Student Loan Xpress, Inc., which focuses on marketing the Company's student loan products directly to colleges and universities. The Company, through its subsidiaries, originates FFELP student loans that are eligible for guarantee from the Department of Education, HEAL loans eligible for guarantee by the Secretary of the Department of Health and Human Services, federally guaranteed consolidation loans, and certain other eligible student loans.

Strategy

   Besides its other marketing channels described above, the Company is a leader in the direct marketing of student or parent loans directly to the consumer. The Company is building brand name awareness with its proprietary marketing strategies and its Internet based student entrance and exit programs which are currently being developed internally. The Company provides these services to schools free of charge as a marketing tool. The Department of Education requires some variant of entrance and exit counseling for schools participating in the Department's school loan programs. This program allows schools to utilize a private label product, (i.e., the software is web enabled for downloading by the school and then labeled by it as its own proprietary site) for their required entrance and exit orientation program. The exit orientation includes an option for loan consolidation counseling. These on-line services save the financial aid office an enormous amount of time and resources. Schools are very open to any products and services that can accomplish the reduction of staff time and related expenses. This value-added service opens the door for the Company to become an undergraduate and graduate lender for the school in addition to being their preferred consolidation lender. The Company's objective is to become a leading direct marketing company in delivering student loan products and services to the consumer by pursuing several key strategies such as, continuing to attack the underserved consolidation market place, penetrating the graduate school lending program by direct marketing to college seniors and growing the Grad Partners Program, continuing to develop the traditional lender business marketed by its subsidiary, Student Loan Xpress, Inc., innovating technology programs for students and their parents, becoming a major secondary market purchaser, and leveraging management's expertise in marketing and building businesses.

Competition

   Until the last couple of years, there has been little competition for consolidation loans among established market participants. One significant reason is that many market participants are not long-term holders of student loans. The majority of bank originators re-sell their loans into the secondary market for attractive premiums before the loans enter repayment. These potential entrants therefore have not been competitors for consolidation loans because they do not participate in the marketplace of loans in repayment, which is typically when the loan consolidation occurs.

   Additionally, those lenders who are long-term holders of loans in repayment had avoided the consolidation market because they found it less attractive than holding their existing loans without consolidation. These potential entrants faced the risk of cannibalizing the assets that they currently held by extending the 10 year maturity to 15 years or longer, and then being compelled to pay an annual fee to the Department of Education of 105 basis points on any loans that they did consolidate. Likewise, secondary markets, which hold the majority of the student loans that are currently in repayment, have avoided consolidation loans for the same reasons. These banks and secondary market holders have now begun to engage in defensive consolidations (i.e., they reluctantly consolidate loans for borrowers in their portfolio who ask for consolidation and extended repayment). In addition, new companies have entered the business of directly marketing to consumers eligible for student consolidation loans.

   The Department of Education also offers consolidation loans and has marketed this product widely in prior years, mostly on the Internet. However, the Department of Education was plagued with an inability to execute timely closings on the requests for consolidation and today has budgeted few dollars for marketing consolidation. This has constrained their ability to service the approximately one-third of the borrowers since 1995 who obtained their loans from the Department. For the last two years, private market makers like Collegiate Funding Services ("CFS") have been able to market consolidation loans to Department of Education Direct Loan Program borrowers. This competition has further diminished the Department of Education's capacity to compete. CFS continues to be the largest new competitor in the consolidation loan market. Other potential competitors include larger banks, which hold their student loan portfolios into repayment. Several of these larger banks, which are significant originators of FFELP volume, have elected to buy their consolidation volume through CFS, rather than to market the product themselves. In addition, there are several new market entrants, looking to take advantage of the favorable interest rate environment. At this time these new entrants do not represent a long-term competitive risk. In July of 2002, Sallie Mae began actively to market consolidation and, as a result of its substantial market presence, it quickly became the leading originator in the consolidation marketplace.

   Most banks continue to market student loans the same way they have for the past decade, that is to achieve preferred lender status on a school's preferred lender-list. This lender-list participation drives Stafford loan volume from the students who select their lender from the school's preferred lender-list. Conversely, direct marketing to students and parents would in many instances jeopardize the lenders' position on the preferred lender-list, as schools have historically enjoyed their control over these lists. Preferred lender lists came to prominence in the student loan program in the early 1990's to streamline the student lending process, which to that point was unwieldy, and heavily paper intensive. Financial aid offices had no control over where their students borrowed their loans. The preferred lender-lists arose to rationalize the process and simplify the administration of the program in financial aid offices on college campuses. Traditionally, the schools like to use preferred lenders because they provide the school with products and services that ease the financial aid process for their students and help reduce the workload for the financial aid office. The marketplace is evolving and is likely to begin to move away from preferred lender-lists as the sole source of traditional Stafford loans due to such factors as electronic processing of loan applications, electronic disbursements, and e-signatures. This is evident in the emergence of direct marketing of PLUS loans to the parents of students. Once it was clear the process did not intrude on the financial aid office, and in fact enhanced administration of financial aid, resistance to direct marketing of PLUS loans largely evaporated. The Company realizes that in order to build this channel to scale, it must work closely with financial aid offices to insure conformity to their internal systems. The Company views student loans as consumer loans that can be originated in any fashion that is convenient for the student, parent and, most importantly, the school. Secondary markets have almost never sought to obtain loans directly, preferring or needing to buy their loans from bank originators. It is anticipated that both constituencies, banks because of their fear of jeopardizing their preferred lender status, and secondary markets because of their lack of marketing experience, will be slow to adopt new marketing approaches for fear of jeopardizing their existing loan flow and bank relationships.

   Of the $38 billion in annual Stafford loan volume, more than $6 billion is comprised of graduate school loans. While there are significantly fewer graduate students, their cost of education and loan limits under the federal loan programs are higher. It is these two factors that make these graduate loans so valuable. Larger loans have lower relative servicing costs yielding larger net interest spread. Graduate loans also have lower default rates typically than undergraduate loans. As a consequence, the borrower population is also more attractive to a lender. Based on the availability of over $18 billion of graduate loan volume over the next three years, the Grad Partners Program is targeting the capture of less than 5% of this market, while offering the only program on a national basis that directly pays the school immediate premium income on the loans the school generates.

   Two public companies, Sallie Mae and the Student Loan Corporation, compete in the student loan business. Sallie Mae is the nation's largest private source of funding and servicing support for higher education loans for students and their parents and provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students, and guarantee agencies. As of December 31, 2002, Sallie Mae's managed portfolio of federally insured student loans totaled over $75.3 billion (including loans owned and loans securitized). Primarily a provider of education credit, Sallie Mae serves a diverse range of clients, including approximately 5,500 educational and financial institutions and state agencies and serves in excess of 7 million borrowers. The Student Loan Corporation ("SLC") originates, holds and services federally insured student loans through a trust agreement with Citibank (New York State). SLC is an originator/holder of loans originated under the Federal Family Education Loan
(FFEL) Program, authorized by the Department of Education under the Federal Higher Education Act, and also holds student loans that are not insured under the Act, including CitiAssist loans. SLC's portfolio is comprised primarily of loans originated through the FFEL Program. These loans consist of subsidized Federal Stafford loans, unsubsidized Federal Stafford loans, Parent Loans to Undergraduate Students (PLUS loans) and Federal Consolidation loans. SLC also owns a portfolio of Health Professions Education Loans that consists of guaranteed student loans in designated health professions under a federally insured loan program administered by the United States Department of Health and Human Services.

   In the past, most secondary market purchasers have never sought to obtain loans directly, preferring or needing to buy their loans from bank originators. It is anticipated that both constituencies will be slow to adopt new marketing approaches for fear of jeopardizing their existing loan flow and bank relationships. This traditional approach was evident with the recent secondary market acquisitions by Sallie Mae, the largest secondary market purchaser, of USA Group, Inc., Student Loan Funding Resources, Inc., and Nellie Mae. This consolidation of the secondary market allows for new companies such as the Company to enter the marketplace to replace the secondary market alternatives acquired by Sallie Mae. The Company intends to be flexible in the promotion of partnering approaches with traditional lenders because most of these lenders desire fee income and therefore want the immediate sale of their originated loans. The Company will attempt to accommodate this approach and will partner with one or two servicers nationally to efficiently support this program. Conversely, other lenders like to hold their loans up to the time of repayment and then sell them. To the extent feasible, the Company will work with multiple servicers to accommodate this program. This flexibility is not seen from Sallie Mae, who generally insists that all loans acquired be converted to their servicing platform. This approach limits the viability of some of these banks as competitive student lenders going forward, since their pipeline to the schools becomes controlled by Sallie Mae. The Company believes its more flexible approach will be viewed as an attractive alternative to Sallie Mae. Obviously, the price paid for the loans must be market competitive in either scenario. The other primary competitors on a national basis (e.g. NelNet) also have captive servicers like Sallie Mae.

Government Regulation

   The student loan industry is regulated by the U.S. Department of Education. The next Higher Education Act reauthorization is scheduled to occur in this session of Congress and is under consideration currently. In advance of that, Congress has passed legislation to establish the long-term rates on these student loan government guaranteed assets. This will enhance the current market stability in the student lending arena.

Employees

   At December 31, 2002, the Company and its subsidiaries employed approximately ninety-six (96) people, of whom thirty-two (32) are full-time management and sixty-four (64) are support staff. One support staff employee is part-time. None of Education Lending Group's or its subsidiaries' employees are unionized, and Education Lending Group believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES.

San Diego, California

   The Company's executive offices are located in San Diego, California. Prior to February 1, 2002, the office space comprised a total of approximately 1,981 square feet. The premises were subject to a lease dated March 17, 1999 that would have expired on March 16, 2004, under which the Company is the tenant. The annual rent was approximately $51,110, in addition to pass-through expenses for utilities, increases in real estate taxes, assessments and increases in insurance.

   In order to accommodate the San Diego office needs of its subsidiaries, Education Lending Services, Inc., and the newly formed Student Loan Xpress, Inc., the Company has entered into a new lease for additional office space in the same office complex as its current executive offices. Effective on February 1, 2002, the Company entered into a new combined lease which comprises a total of 7,537 square feet. The executive offices utilize 1,983 square feet, and Education Lending Services, Inc. and Student Loan Xpress, Inc. jointly occupy 5,554 square feet. The lease expires on January 31, 2005 and has annual rent of $235,154 for the first year, $244,560 for the second and $254,343 for the third and final year, in addition to the pass-through expenses set forth above. The Company has the right to renew the new lease for an additional five-year period.

Cincinnati, Ohio

   The Company leases additional office space in Cincinnati, Ohio. The office space currently comprises approximately 4,728 square feet. The premises are subject to a lease dated December 10, 2001, effective February 1, 2002, that expires on March 31, 2007. Education Lending Services, Inc. is the tenant, and the Company is the guarantor. The annual rent through March, 2003 is $54,372 and then increases to $56,736 annually for the remainder of the lease. On September 15, 2002, the Company entered into an office lease for an additional 4,728 square feet in the same building as the existing lease. The office lease is effective on February 1, 2003 and expires on March 31, 2007. The annual rent during the term is $58,154.

ITEM 3.  LEGAL PROCEEDINGS.

   On January 26, 2001, the Company signed a letter of intent to acquire a student loan marketing company for cash and shares of the Company's common stock. The acquisition was not consummated, and the Company agreed to arbitrate the possible payment of a break-up fee of $500,000, which was settled in March, 2003 by mutual agreement of the parties without any financial obligation on the part of either party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

   No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of the Common Stock

   The Company's common stock began trading on April 27, 1999 in the over-the-counter market through the OTC Bulletin Board system under the symbol "DRCT". Due to the Company's name change from Direct III Marketing, Inc. to Education Lending Group, Inc., the Company is now listed under the ticker symbol "EDLG". The trading of the Company's common stock is sporadic, and the quarterly average daily volume of shares traded during the year 2002 ranged from a low of 18,744 shares to a high of 30,563 shares. The following table presents the range of the high and low closing price and average daily volume (computed for days in which the shares traded) information for the Company's common stock for the periods indicated. This information was provided by Commodity Systems, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                      Average Daily
                                        High   Low   Volume (Shares)
                                        ----- ------ ---------------
           Year Ended December 31, 2001
              First Quarter............ $5.75 $1.875     13,445
              Second Quarter...........  3.30   1.70     40,753
              Third Quarter............  3.50   0.90     38,506
              Fourth Quarter...........  2.50   1.35     28,300

           Year Ended December 31, 2002
              First Quarter............ $3.26 $ 2.18     29,523
              Second Quarter...........  3.99   3.00     30,563
              Third Quarter............  4.07   2.30     18,744
              Fourth Quarter...........  4.35   2.80     23,059

   Records of our stock transfer agent indicate that as of December 31, 2002, there were 97 record holders of our common stock.

Dividend Policy

   The Company has not paid, or declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company currently anticipates that it will retain all of its future earnings, if any, for use in the operation of its business.

Equity Compensation Plan Information

   The following table shows the number of securities to be issued upon the exercise of outstanding options, warrants and rights, the weighted average exercise price of the outstanding employee options and the number of securities remaining available to future issuance under any equity compensation plan as of December 31, 2002.

                                                                                         Number of securities
                                                                                        remaining available for
                                          Number of securities to   Weighted-average     future issuance under
                                          be issued upon exercise  exercise price of   equity compensation plans
                                          of outstanding options, outstanding options,   (excluding securities
                                            warrants and rights   warrants and rights  reflected in column (a))
                                                    (a)                   (b)                     (c)
                                          ----------------------- -------------------- -------------------------
Equity compensation plans approved by
  stockholders...........................        2,554,995               $2.03                  253,338
Equity compensation plans not approved by
  stockholders...........................
                                                 ---------               -----                  -------
Total....................................        2,554,995               $2.03                  253,338
                                                 =========               =====                  =======

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Forward-Looking Statements

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

Overview

   The Company was incorporated on March 26, 1999 as Direct III Marketing, Inc., now known as Education Lending Group, Inc. All of the outstanding shares of capital stock of the corporation were initially owned by Whirlwind Ventures, Inc., a Florida corporation. On May 24, 1999, Whirlwind Ventures, Inc., was merged into the Company, with the Company being the surviving corporation and assuming all obligations and obtaining all rights of Whirlwind Ventures, Inc. On the merger date, each issued and outstanding share of Whirlwind Ventures, Inc. was exchanged for one share of capital stock of the Company, and the outstanding shares of Common Stock of the Company owned by Whirlwind Ventures, Inc. at the time of the merger were cancelled.

   The Company has incorporated Education Lending Services, Inc. and Student Loan Xpress, Inc., as wholly owned subsidiaries. In addition, a special purpose bankruptcy remote entity, Education Funding Resources, LLC, was formed by Education Lending Services, Inc. as its sole member in order to facilitate the loan origination and funding process and secondary market acquisitions. The Company has also formed Education Funding Capital I, LLC to participate in the permanent financing securitization of its student loans assets.

   Education Lending Group, through its subsidiaries, markets products to the United States education loan industry, primarily through its participation in the Federal Family Education Loan Program ("FFELP"). The Company's primary business is the origination of federally guaranteed student loans. The Company also bids to purchase student loans in the secondary market as pools of loan become available. In addition, the Company also purchases non-federally guaranteed private education loans.

   Education Lending Group is primarily a make and hold lender. It is management's intent to originate or purchase primarily federally guaranteed student loans and hold those loans on its balance sheet. However, as market situations arise and circumstances warrant, the Company will sell some of these loans. But for the most part, the Company intends to hold the loans on its balance sheet.

   The Company generates revenue in the following manner:

  .   The Company earns interest income from the loans it holds on its books.

  .   The Company earns interest income on the investment of idle cash.

  . When the Company does sell loans, it books a gain on sale of student loans on its income statement.

   The Company has four marketing initiatives:

  .   Consolidation Loan Originations

  .   Traditional "Lender-List" Loan Originations

  .   Secondary Market Purchases

  .   School as Originator Loan Purchases

Critical Accounting Policies and Estimates

   Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Management bases its estimates and judgments on experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the "Notes to the Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements.

   On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical"--that is, they are most important to the portrayal of the Company's financial condition and results and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include: accounting for student loans, loan loss reserve, loan income and gain, marketing partner fees, derivatives and securitized borrowings.

   Student Loans--Student loans, consisting of federally insured student loans and non-federally insured student loans (private loans) are carried at their purchase price, including unamortized premiums, and unamortized origination fees. Loan fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest expense over the contractual life of the loan using the level-yield method. Federally insured loans are 98% guaranteed and involve payment directly to the Company based upon the Special Allowance Payment ("SAP") formula. SAP is generally paid whenever the average of all of the applicable floating rates (91-days Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a spread of between 1.74 and 3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay.

   Student Loan Income--The Company recognizes student loan income as earned, including amortization of premiums. The Company amortizes the premiums and origination fees over the estimated life of the loan. With the guarantee on the student loans applicable to both principal and interest, the Company recognizes interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in the Company's portfolio which have lost their guaranteed status.

   Gain on Sale of Student Loans--Student Loan Xpress currently sells the majority of loans it originates. The Company books the sale during the period the loan is sold and records the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Student loans are sold with the servicing rights released. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying value of the related student loans sold. Deferred origination fees and expenses are recognized at the time of sale.

   Allowance for Student Loan Losses--The Company has established an allowance for potential losses on the existing balance sheet portfolio of student loans, both those serving as collateral for secured borrowings and unsecuritized loans. These student loan assets are presented net of the allowance on the balance sheet. In evaluating the adequacy of the allowance for losses, the Company considers several factors including trends in student loan claims rejected for payments by guarantors, default rates on non-federally insured student loans and the amount of Federal Family Education Loan Program ("FFELP") loans subject to two percent risk-sharing. The allowance is based on periodic evaluations of the Company's loan portfolios, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for estimated credit losses. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

   Marketing Partner Fees--The Company has established relationships with various third-party marketing partners to market student loans on the Company's behalf. These fees represent a significant cost to the Company. SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. The provisions of this statement apply to all types of loans as well as to all types of lenders. SFAS 91 sets forth, among other issues, the accounting treatment for costs related to activities performed by the lender for advertising, soliciting potential borrowers, servicing existing loans, and other ancillary activities related to establishing and monitoring credit policies, supervision, and administration stating that these types of expenses shall be charged to expense as incurred. Under SFAS 91, costs incurred to identify and attract potential borrowers should be expensed. As such, the Company's marketing partner fees are expensed during the period incurred and are part of the operating expenses--sales and marketing section of the income statement.

   Derivatives and Hedging Activities--SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities," requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The methodology by which gain or loss is recognized depends upon whether the derivative may be specifically designated as a hedge. During the year ended December 31, 2002, the Company entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract was recognized during the period as an additional liability of the Company and treated as additional expense on the income statement. In future years, the Company may desire to treat such derivative transactions as a hedge under SFAS 133 and therefore treatment of the derivatives may come under different accounting treatment as outlined in SFAS 133 for hedged transactions.

   Securitized Borrowings--Securitized borrowings are accounted for under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 required new disclosures about securitizations and retained interests in securitized financial assets and revised the criteria involving qualifying special purpose entities. Under SFAS 140, securitizations that don't qualify for sales treatment are accounted for as secured borrowings. EDLG's securitizations do not qualify for sales treatment and are therefore accounted for as secured borrowings.

Results of Operations

  Earnings Summary

   For the year ended December 31, 2002, the Company's net loss calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP") was $(28.3) million, or $(2.77) per share, compared to a net loss of $(4.1) million, or $(0.78) per share for 2001. The increased loss for the period is attributable mostly to the full year of operations for 2002 compared to the Company's limited operations of 2001. The Company did not begin generating loans in 2001 until late August compared to the full year of 2002. Employees of the Company grew from a total of 3 at the beginning of 2001 to 96 employees at the end of 2002. In addition, the Company expenses during the period incurred, the payments made to marketing partners who advertise, identify and attract potential borrowers for the Company. As the loan volume for a particular period increases, marketing partner fees increase. These marketing partner fees are a significant portion of the Company's expenses. During the year, these marketing partner fees represented 49% of the total operating expenses of the Company. Additionally, the Company increased its student loan asset base during the year by roughly $1,305,000,000 to approximately $1,349,000,000. Since the Company only earns an interest spread on the loans added to its balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in significant losses until such time as a significant scale of student loan assets is reached on the balance sheet.

  Net Interest Income

   Net interest income is derived largely from the Company's portfolio of student loans that remain on the balance sheet and is the spread between interest earned on student loans and the Company's cost of generating that interest income. All servicing of the Company's student loans is outsourced to third party servicers. For the year ended December 31, 2002, loan servicing and other fees were approximately $1,700,000 compared to approximately $30,000 for the year ended December 31, 2001. The cost of interest income on the income statement consists of the costs paid to a third party servicer to service the loans, interest expense on the warehouse facility and permanent financings, amortization of the Department of Education fees (as described in Note 3 of the financial statements), loan loss reserve expense, and amortization of premiums paid to acquire loans. Student loan operations during the year ended December 31, 2002 resulted in gross interest income of approximately $25,800,000 and interest costs (including the mark to the market of $1,044,711 for the interest rate swap during the fourth quarter) of approximately $20,100,000 resulting in net interest income of approximately $5,700,000. Net interest income after the provision for loan losses was $4,200,000. Student loan operations during the year ended December 31, 2001 resulted in gross interest income of approximately $173,000 and interest costs of approximately $304,000 which resulted in net interest expense of $132,000. Net interest expense after the provision for loan losses was $185,000. The increase in the net interest income earned by the Company during the year is a direct result of the increase in the student loan assets originated by the Company.

  Gain on Sale of Student Loans

   As market conditions have dictated, the Company currently sells the majority of loans it originates in the traditional "lender-list" marketing channel, Student Loan Xpress, Inc., while retaining loans originated in the consolidation marketing channel. This business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frame which corresponds to the college disbursement calendar. For the year ended December 31, 2002 approximately $1,900,000 was booked as gain on the sale of student loans from this business segment. No revenues were generated from the sale of student loans during the three months ended December 31, 2001.

  Other Income, net

   Other income, net was approximately $19,000 and $72,000 for the year ended December 31, 2002 and 2001, respectively. Other income consists of late fees and interest from operating cash balances.

   The decrease in other income is due primarily to lower interest rates and lower cash balances during the year ended December 31, 2002 compared to the year ended December 31, 2001.

  General and Administrative Expenses

   The Company incurred general and administrative expenses of approximately $9,100,000 and $2,200,000 for the year ended December 31, 2002 and 2001, respectively. General and administrative expenses are those expenses associated with the infrastructure that supports the student loan operations, including but not limited to, consulting, rents and utilities, office supplies and the Company's administrative and research and development employees. The increase in general and administrative expenses for the year 2002 compared with 2001 was due to additional expenses incurred in connection with the continued growth of the Company's operations related to originating and purchasing student loans. These increases included the addition of general and administrative staff of 26 when compared to the same period in 2001, consulting expenses and legal costs necessary to facilitate the Company's rapid growth. The Company hires consultants on an as-needed basis, thus the number of consultants varies throughout the year. The Company enters into contracts with the consultants, primarily on a short-term, project basis, and the fees are negotiated between the parties. As the Company was just beginning operations late in 2001, the Company rapidly increased its cost structure to accommodate the increased loan origination volumes.

  Sales and Marketing Expenses

   The Company incurred sales and marketing expenses of approximately $25,300,000 and $1,800,000 for the year ended December 31, 2002 and 2001, respectively. Sales and marketing expenses include costs incurred in marketing the Company's student loan services through marketing partners, direct mailing costs, and sales and call center employees. The increase in sales and marketing expenses for 2002 compared with 2001 was due to additional expenses incurred in connection with setting up and expansion of the student loan operations through increased employment of salaried sales and call center staff, an increased volume of applications (consolidation loan applications submitted for loan funding) processed by the Company, increased marketing partner expenses and an increased direct marketing effort through direct mailings. Fees paid to marketing partners to market the consolidation loan business were approximately $16,700,000 or 66% of the total sales and marketing expenses for the year, compared to approximately $1,100,000 or 61% for the same period in 2001. Sales and call center staff expense was approximately $3,000,000 compared to roughly $300,000 for the same period 2001. The sales and marketing staff grew from 3 people at the end of 2001 to 58 by the end of 2002.

  Liquidity and Capital Resources

   At December 31, the Company had operating cash and cash equivalents of approximately $2,000,000, (excluding restricted cash and investments). Since inception the Company has financed its operations from debt and equity financings. During the year ended December 31, 2002, the Company used cash of approximately $23,200,000 to fund its operations. During the year ended December 31, 2002, the Company acquired property and equipment of approximately $1,100,000. As of December 31, 2002, the Company has been advanced $470,038,915 from the warehouse loan facilities and holds $1,023,000,000 from the Auction Rate Education Loan Backed Notes ("Series 2002 Notes"). During the year ended December 31, 2002, the Company had funded approximately $1,305,000,000 in student loans. During the year ended December 31, 2002, the Company received proceeds of $2,006,984, net of issuance costs, related to the purchase of 2,032,667 shares of common stock in connection with the purchase of stock and the exercise of warrants and employee stock options.

   The warehouse line established in August of 2001 expired in November 2002. The Company, through its subsidiary, replaced the loan facility with a new $500,000,000 warehouse loan facility in the fourth quarter of 2002. On January 3, 2003, the warehouse loan facility was temporarily increased to $750,000,000. On March 3, 2003, the warehouse loan facility was temporarily increased to $1,000,000,000. The Company anticipates securitizing the loans in connection with permanent financing prior to April 30, 2003. In May and August of 2002, the Company issued Series 2002 Notes of $525,000,000 and $500,000,000, respectively, in order to provide permanent financing opportunities for its consolidation loan operations. The Company is in compliance with all of its debt covenants.

   The securitization does not have any scheduled mandatory repayments. Paydowns on the securitization are required to occur on interest payment dates as borrower principal payments are received. The final maturity date is June 1, 2042. The warehouse facility does not have any scheduled mandatory repayments. While the liquidity facility is a 364-day facility that has renewal features, there are notice provisions that allow termination at the end of the 364-day period. If these notices were to be given, paydown of the warehouse facility would be required in October 2003. If the liquidity facility was renewed, paydown of the warehouse facility would be required in October 2005.

   Company Commitments:

   The following is a schedule of future minimum operating lease payments:

                  For the years ending December 31,
                  ---------------------------------
                                2003............... $  408,144
                                2004...............    420,312
                                2005...............    140,424
                                2006...............    114,890
                         2007 and thereafter.......     28,723
                                                    ----------
                                                    $1,112,493
                                                    ==========

   The minimum lease payments include a non-cancelable operating lease that expires on January 31, 2005, and two non-cancelable operating leases that expire on March 31, 2007.

   The Company also has a capital lease that began in 2002. Payments are for 24 months. There was an initial payment of approximately $110,000, which will be followed by 11 payments of approximately $12,521 and 12 payments of approximately $54 and 1 payment of approximately $23,000.

   As of December 31, 2002, the Company has approximately $7,478,000 of Stafford and PLUS loans that are pending disbursement which includes second or third disbursements on loans that are owned or guaranteed but scheduled for later disbursement dates.

   Cash required to meet operating expenses is dependent on the principal amount of loan originations each month. The Company is currently able to meet its operating cash requirements from borrowing against the value of the student loans originated each month. Management believes that the Company has sufficient cash available to meet expenses in the foreseeable future. In the opinion of management, the Company will be able to improve its profitability and continue to raise adequate capital to meet its working capital requirements. The Company has a $1,000,000 line of credit available for working capital needs. No draws have been made on this line to date. Management believes additional working capital, if needed, can be raised through an additional private security offering or the sale of a portion of its student loan portfolio.

ITEM 7.  FINANCIAL STATEMENTS.

   The response to this item is submitted in a separate section of this Annual Report on Form 10-KSB commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On July 8, 2002, Education Lending Group, Inc. dismissed Swenson Advisors, LLP as its independent public accountant. The decision to discontinue the engagement was based upon a recommendation of Education Lending Group's Board of Directors.

   Swenson Advisors, LLP's reports on the financial statements of Education Lending Group for the past two fiscal years have contained no adverse opinions or disclaimer of opinions and were not modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years, and through the date of the dismissal, there were no disagreements between Education Lending Group and Swenson Advisors, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Swenson Advisors, LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report during such time period, and there were no reportable events.

   Education Lending Group provided Swenson Advisors, LLP with a copy of the above disclosures. Swenson Advisors, LLP furnished the Securities and Exchange Commission a letter, dated July 24, 2002, stating that Swenson Advisors, LLP agrees with the statements and disclosures as set forth above.

   Effective July 11, 2002, the Education Lending Group, based upon the recommendation of its Board of Directors, engaged PricewaterhouseCoopers LLP as its independent public accountant. Education Lending Group has not consulted PricewaterhouseCoopers regarding the application of accounting principles to any completed or contemplated transaction or the type of audit opinion that might be rendered on the financial statements. No written or oral advice was provided that was an important factor considered by Education Lending Group in reaching a decision as to an accounting, auditing or financial reporting issue or any disagreement between Education Lending Group and Swenson Advisors, LLP or any reportable event.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

   The information regarding the Company's Board of Directors required by this section of Item 9 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders on June 2, 2003. The executive officers of the Company, their ages, and positions are set forth below:

Name              Age                             Position
----              ---                             --------
Robert deRose.... 56  Chairman and Chief Executive Officer
Michael H. Shaut. 52  President and Chief Operating Officer
James G. Clark... 43  Executive Vice President and Chief Financial Officer
Douglas L. Feist. 55  Executive Vice President, Secretary, and General Counsel
Fabrezio Balestri 49  President and Chief Executive Officer, Student Loan Xpress, Inc.

   Robert deRose, Chairman of the Board of Directors and Chief Executive Officer of Education Lending Group, Inc. Mr. deRose has been Chief Executive Officer of the Company since April 1999 and was President of the Company from April 1999 until March 1, 2001. Mr. deRose was the President and Chief Executive Officer of American Express Educational Loans, one of the largest student financial aid lenders in the country, from October 1995 through January 1998 and continued to provide consulting services through April 1999. Mr. deRose founded The Educational Funding Company LLC (American Express Education Loans) and developed innovative direct marketing programs in the areas of telemarketing, direct mail and e-commerce. Mr. deRose is currently a Director and President of the Survivors Rehabilitation Foundation and The deRose Foundation.

   Michael H. Shaut, President and Chief Operating Officer of Education Lending Group and President of Education Lending Services, Inc. and Education Funding Resources, LLC, wholly owned subsidiaries of Education Lending Group. Mr. Shaut has been the President and Chief Operating Officer of the Company since March 1, 2001 and has been President of Education Lending Services, Inc. since its incorporation on October 3, 2000. Mr. Shaut was formerly the President and Chief Executive Officer of Student Loan Funding Resources, Inc., an originator and secondary market purchaser of federally guaranteed and private student loans, from 1999 until October 2000. Mr. Shaut was instrumental in selling the company to Student Loan Marketing Association (Sallie Mae) in 2000. Mr. Shaut was President of Education Planning Services, Inc., a joint venture company with Arthur Anderson, LLC focused on providing strategic consulting services to the higher education finance community, during 1998 and 1999. From December 1995 through June of 1998, Mr. Shaut was Executive Vice President and Chief Operating Officer of The Student Loan Funding Corporation (now known as Student Loan Funding Resources, Inc.) where Mr. Shaut managed the day to day operations of the company.

   James G. Clark, Executive Vice President and Chief Financial Officer of Education Lending Group and Executive Vice President and Chief Financial Officer of the subsidiaries, Education Lending Services, Inc., Student Loan Xpress, Inc. and Education Funding Resources, LLC. Mr. Clark has been Chief Financial Officer of the Company since April 1999, Executive Vice President since March 1, 2001 and Executive Vice President and Chief Financial Officer of Education Lending Services, Inc., Student Loan Xpress, Inc. and Education Funding Resources, LLC since their incorporation or formation. Mr. Clark was formerly the Chief Financial Officer of DTS Communications, Inc., a software development company bringing electronic closing services to the real estate industry, from May 1996 until February 1998. As Chief Financial Officer, Mr. Clark was responsible for all of the financial affairs of DTS, including budgeting, banking, cash management, investor relations, insurance and financial reporting. Mr. Clark was also responsible for developing and implementing the company's procedures in the areas of purchasing, collections/accounts receivable, inventory, credit approval, payroll/human resources, payment terms and travel.

   Douglas L. Feist, Executive Vice President, Secretary and General Counsel of Education Lending Group and Executive Vice President and Secretary of Education Lending Services, Inc, Student Loan Xpress, Inc. and Education Funding Resources, LLC. Mr. Feist has been Secretary and General Counsel of the Company since

April 1999, Executive Vice President since March 1, 2001 and Executive Vice President and Secretary of Education Lending Services, Inc., Student Loan Xpress, Inc. and Education Funding Resources, LLC since their incorporation or formation. Mr. Feist was a Senior Vice President and General Counsel of UBL Financial Corporation, an insurance services holding company, from February 1993 through December 1998. Mr. Feist joined Mr. deRose at The Educational Funding Company LLC (American Express Educational Loans) in October 1995 as an owner, Senior Vice President and General Counsel. Mr. Feist currently serves as a Director for Gordon Composites, Inc., Datavision Technologies Corporation and Nytro Multisport Technology, Inc. and is the sole Director and officer of Douglas L. Feist Professional Corporation.

   Fabrizio Balestri, Mr. Balestri has been the President and Chief Executive Officers of Student Loan Xpress, Inc. since January 1, 2002. He brings more than twenty years of experience in the educational finance field. Along with Mr. deRose, Mr. Balestri was one of the founders of The Educational Funding Company LLC which was successfully sold to American Express Company five years ago and renamed "American Express Educational Loans." Mr. Balestri was most recently the Senior Vice President of Institutional Sales at American Express Educational Loans. Prior to that, Mr. Balestri spent fourteen years with Sallie Mae where he held various positions, including Assistant Vice President and Director of the Western Region, Director of Sales & Technology Partners Products, and Director of Customer Service, Client Services.

Beneficial Ownership Reporting Compliance

   The information required by this section of Item 9 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders on June 2, 2003.

ITEM 10.  EXECUTIVE COMPENSATION.

   The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders on June 2, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders on June 2, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders on June 2, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

   The exhibits listed below are filed as part of this document. Copies of the SEC Form 10-KSB, including all exhibits filed therewith, will be provided without charge to stockholders upon written request to: Douglas L. Feist, Executive Vice President, Secretary and General Counsel, Education Lending Group, Inc., 12760 High Bluff Drive, Suite 210, San Diego, California 92130.

Exhibit
Number  Description
------  -----------

   3.1  Amended and Restated Certificate of Incorporation of the Company(1)

   3.2  Bylaws of the Company(2)

   3.3  Articles of Merger(2)

   3.4  Certificate of Ownership and Merger(2)

   4.1  Form of Common Stock Certificate(2)

  10.1  Direct III Marketing, Inc. Stock Option Plan, as amended(1)

  10.2  Executive Employment Agreement, dated September 15, 2001 between Education Lending Group,
          Inc. and Robert deRose(3)

  10.3  Executive Employment Agreement, dated September 15, 2001 between Education Lending Group,
          Inc. and Michael H. Shaut(3)

  10.4  Executive Employment Agreement, dated September 15, 2001 between Education Lending Group,
          Inc. and James G. Clark(3)

  10.5  Executive Employment Agreement, dated September 15, 2001 between Education Lending Group,
          Inc. and Douglas L. Feist(3)

  10.6  Indenture dated as of October 18, 2002 among Education Funding Resources, LLC, Corporate
          Receivables Corporation, Corporate Asset Funding Company, Inc., certain financial institutions from time to time party thereto, Citicorp North America, Inc., Fifth Third Bank and Education
          Lending Services, Inc.(4)

  10.7  Amendment No. 1 to Indenture among Education Funding Resources, LLC, Corporate Receivables
          Corporation, Corporate Asset Funding Company, Inc., certain financial institutions from time to time party thereto, Citicorp North America, Inc., Fifth Third Bank and Education Lending
          Services, Inc. dated January 3, 2003

  10.8  Amendment No. 2 to Indenture among Education Funding Resources, LLC, Corporate Receivables
          Corporation, Corporate Asset Funding Company, Inc., certain financial institutions from time to time party thereto, Citicorp North America, Inc., Fifth Third Bank and Education Lending
          Services, Inc. dated March 3, 2003

  10.9  Indenture of Trust dated as of May 1, 2002 as supplemented on May 1, 2002 by the 2002-1 Series
          A&B Supplemental Indenture of Trust, and on August 1, 2002 by the 2002-2 Series A&B
          Supplemental Indenture of Trust, between Education Funding Capital Trust--I and Fifth Third
          Bank, as indenture trustee and trust eligible lender trustee.(4)

 10.10  Servicing Agreement entered into as of May 1, 2002, as supplemented on May 1, 2002 and August 1,
          2002, among Grad Partners, Inc., Education Funding Capital Trust--I and Fifth Third Bank. (4)

 10.11  Second Amended and Restated Credit Agreement dated as of March 26, 2002, among Grad Partners,
          Inc., Student Loan Xpress, Inc. and Fifth Third Bank(4)

 10.12  Security Agreement dated as of September 17, 2001 among Grad Partners, Inc.(now known as
          Education Lending Services, Inc.), Fifth Third Bank, as eligible lender trustee for Grad Partners,
          Inc., and Fifth Third Bank, as amended by First Amendment to Security Agreement dated as of
          January 7, 2002 and Second Amendment to Security Agreement dated as of March 26, 2002 (4)

10.13   Amended and Restated Continuing Guaranty Agreement dated as March 26, 2002 among Direct III
          Marketing, Inc. and Fifth Third Bank (4)
10.14   Security Agreement dated as of March 26, 2002, among Student Loan Xpress, Inc., Fifth Third Bank as eligible lender trustee for Student Loan Xpress, Inc. and Fifth Third Bank. (4)
   21   List of Subsidiaries
 23.1   Consent of PricewaterhouseCoopers LLP
 23.2   Consent of Swenson Advisors, LLP
 99.1   Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (18 U.S.C. 1350)
 99.2   Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (18 U.S.C. 1350)

--------
(1) Incorporated by reference from the Company's Proxy Statement filed April 15, 2002.
(2) Incorporated by reference from the Company's Form 10-SB Registration Statement filed March 17, 2000.
(3) Incorporated by reference from the Company's Form 10-KSB filed March 29,
    2002.
(4) Incorporated by reference from the Company's Form S-4 Registration Statement filed December 16, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

   Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's principal executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EDUCATION LENDING GROUP, INC.

Date:  March 31, 2003                         By:  /s/  ROBERT DEROSE
                                                   ---------------------------
                                                         Robert DeRose
                                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on March 31, 2003.

          Signature                        Title
          ---------                        -----

     /s/  ROBERT DEROSE        Director and Chief Executive
-----------------------------    Officer (Principal
        Robert deRose            Executive Officer)

    /s/  MICHAEL H. SHAUT      Director, President and Chief
-----------------------------    Operating Officer
      Michael H. Shaut

     /s/  JAMES G. CLARK       Director, Executive Vice
-----------------------------    President, and Chief
       James G. Clark            Financial Officer
                                 (Principal Accounting and
                                 Financial Officer)

    /s/  DOUGLAS L. FEIST      Director, Executive Vice
-----------------------------    President, Secretary and
      Douglas L. Feist           General Counsel

    /s/  SAMUEL BELZBERG       Director
-----------------------------
       Samuel Belzberg

      /s/  LEO KORNFELD        Director
-----------------------------
        Leo Kornfeld

   /s/  RICHARD J. HUGHES      Director
-----------------------------
      Richard J. Hughes

                                 CERTIFICATION

I, Robert deRose, certify that:

1. I have reviewed this annual report on Form 10-KSB of Education Lending Group, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                 By:         /s/  ROBERT DEROSE
                                          ----------------------------------
                                                 Name:  Robert deRose
                                           Title:  Chief Executive Officer

                                 CERTIFICATION

I, James G. Clark, certify that:

1. I have reviewed this annual report on Form 10-KSB of Education Lending Group, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                 By:        /s/  JAMES G. CLARK
                                          ----------------------------------
                                                Name:  James G. Clark
                                           Title:  Chief Financial Officer

                         EDUCATION LENDING GROUP, INC.

                             FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Reports of Independent Accountants....................................................... F-2

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001................ F-4

Consolidated Statements of Operations For the Years Ended December 31, 2002 and
  December 31, 2001...................................................................... F-5

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2002 and
  December 31, 2001...................................................................... F-6

Consolidated Statements of Cash Flows For the Years Ended December 31, 2002 and
  December 31, 2001...................................................................... F-7

Notes to Consolidated Financial Statements............................................... F-8

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Education Lending Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Education Lending Group, Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001 were audited by other independent accountants whose report dated February 18, 2002 expressed an unqualified opinion on those statements.


/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2003

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Direct III Marketing, Inc.

We have audited the accompanying consolidated balance sheets of Direct III Marketing, Inc., a Delaware Corporation, as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct III Marketing, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Swenson Advisors, LLP
An Accountancy Firm

San Diego, California
February 18, 2002

                         EDUCATION LENDING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                            December 31,   December 31,
                                                                                2002           2001
                                  ASSETS                                   --------------  ------------

Student loans, net of loan loss reserve................................... $  401,839,983  $44,446,940
Student loans, net of loan loss reserve (Securitized).....................    947,213,769           --
Restricted cash and investments...........................................    113,995,355    4,232,634
Cash and cash equivalents.................................................      2,042,527    1,705,113
Interest & other receivables..............................................      9,306,708      339,376
Property and equipment, net...............................................      1,313,182      409,957
Deferred financing costs..................................................      4,306,537      115,556
Other.....................................................................        813,209      174,729
                                                                           --------------  -----------

Total Assets.............................................................. $1,480,831,270  $51,424,305
                                                                           ==============  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable.......................................................... $      699,893  $   275,516
Government payable........................................................      4,976,425      255,326
Accrued expenses and other liabilities....................................      7,746,605      190,375
Series 2002 notes.........................................................  1,023,000,000           --
Warehouse loan facility...................................................    470,038,915   50,000,000
                                                                           --------------  -----------
Total Liabilities.........................................................  1,506,461,838   50,721,217
                                                                           --------------  -----------
Commitments and contingencies (Note 12)

Preferred stock--$0.001 par value, 10,000,000 shares authorized
  Common stock--$0.001 par value, 40,000,000 shares authorized, 11,189,084
  and 9,156,417 shares issued and outstanding, respectively...............         11,189        9,156
Additional paid in capital................................................      8,219,678    6,214,727
Accumulated deficit.......................................................    (33,861,435)  (5,520,795)
                                                                           --------------  -----------

Total Stockholders' (Deficit) Equity......................................    (25,630,568)     703,088
                                                                           --------------  -----------

Total Liabilities and Stockholders' Equity (Deficit)...................... $1,480,831,270  $51,424,305
                                                                           ==============  ===========

                         EDUCATION LENDING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended December 31, 2002 and 2001

                                                             2002          2001
                                                         ------------  -----------
Interest income:
   Student loans, net................................... $ 23,332,690  $   156,224
   Investments..........................................    2,498,556       16,826
                                                         ------------  -----------
                                                           25,831,246      173,050
                                                         ------------  -----------

Cost of interest income:
   Interest related expenses............................   17,367,991      274,586
   Valuation of interest rate swap......................    1,085,739           --
   Loan servicing and other fees........................    1,660,629       30,288
                                                         ------------  -----------

Total cost of interest income...........................   20,114,359      304,874
                                                         ------------  -----------
Net interest income (expense)...........................    5,716,887     (131,824)
                                                         ------------  -----------
Less: provision for losses..............................    1,539,535       53,134
                                                         ------------  -----------
Net interest income/(expense) after provision for losses    4,177,352     (184,958)
                                                         ============  ===========
Other income:
   Gain on sale of student loans........................    1,855,113           --
   Other................................................       18,925       72,082
                                                         ------------  -----------
Total other income......................................    1,874,038       72,082
                                                         ------------  -----------
Operating expenses:
   General and administrative...........................    9,101,454    2,213,860
   Sales & marketing....................................   25,285,310    1,798,532
                                                         ------------  -----------
Total operating expenses................................   34,386,764    4,012,392
                                                         ------------  -----------
Loss before income tax provision........................  (28,335,374)  (4,125,268)
Income tax provision....................................        5,266        1,600
                                                         ------------  -----------

Net loss................................................ $(28,340,640) $(4,126,868)
                                                         ============  ===========

Net loss per share:
   Basic & Diluted...................................... $      (2.77) $     (0.78)
                                                         ============  ===========

Weighted average common Shares outstanding:
   Basic & Diluted......................................   10,216,331    5,297,240
                                                         ============  ===========

                         EDUCATION LENDING GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                For the Years Ended December 31, 2002 and 2001

                                                             Common Stock
                                   ---------------------------------------------------------------
                                    Number of             Additional     Accumulated
                                     Shares     Amount  Paid in Capital    Deficit        Total
                                   ----------  -------  --------------- ------------  ------------
Balance, December 31, 2000........  4,410,250  $ 4,410    $1,875,590    $ (1,393,927) $    486,073
Issuance of common stock..........  4,813,480    4,813     4,574,667              --     4,579,480
Cancellation of stockholders' note
  payable.........................    (67,313)     (67)     (235,530)                     (235,597)
Net loss, 2001....................                                        (4,126,868)   (4,126,868)
                                   ----------  -------    ----------    ------------  ------------
Balance at December 31, 2001......  9,156,417    9,156     6,214,727      (5,520,795)      703,088
                                   ----------  -------    ----------    ------------  ------------
Issuance of common stock 2002.....  2,032,667    2,033     2,004,951                     2,006,984
Net loss, 2002....................                                       (28,340,640)  (28,340,640)
                                   ----------  -------    ----------    ------------  ------------
Balance, December 31, 2002........ 11,189,084  $11,189    $8,219,678    $(33,861,435) $(25,630,568)
                                   ==========  =======    ==========    ============  ============

                         EDUCATION LENDING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Years Ended December 31, 2002 and 2001

                                                                            2002           2001
                                                                      ---------------  ------------
Cash Flows From Operating Activities:
   Net Loss.......................................................... $   (28,340,640) $ (4,126,868)
   Adjustments to reconcile net loss to net cash used by operations:
       Depreciation and amortization.................................         481,784        42,772
       Loan loss reserve.............................................       1,539,535        53,134
       Valuation of interest rate swap...............................       1,044,711            --
   (Increase) decrease in assets:
       Interest and other receivables................................      (8,930,074)     (376,631)
       Other assets..................................................        (675,738)      (83,097)
   Increase (decrease) in liabilities:
       Accounts payable..............................................         424,380       215,357
       Government payable............................................       4,721,099       255,326
       Accrued expenses..............................................       6,511,518       384,110
                                                                      ---------------  ------------
Net cash used by operating activities................................     (23,223,425)   (3,635,897)
                                                                      ---------------  ------------
Cash flows from investing activities:
   Purchase of student loans.........................................  (1,306,318,536)  (44,501,167)
   Acquisition of property and equipment.............................      (1,146,819)     (418,253)
                                                                      ---------------  ------------
Net cash used in investing activities................................  (1,307,465,355)  (44,919,420)
                                                                      ---------------  ------------
Cash flows from financing activities:
   Net proceeds from credit facility.................................     339,974,366    45,767,366
   Net proceeds from Series 2002 Notes...............................     993,301,828            --
   Payment of loan fees..............................................      (4,256,984)     (130,000)
   Proceeds from issuance of stock...................................       2,006,984     4,343,883
                                                                      ---------------  ------------
Net cash provided by financing activities............................   1,331,026,194    49,981,249
                                                                      ---------------  ------------
Net increase in cash.................................................         337,414     1,425,932
Cash and cash equivalents at beginning of period.....................       1,705,113       279,181
                                                                      ---------------  ------------
Cash and cash equivalents at end of period........................... $     2,042,527  $  1,705,113
                                                                      ===============  ============
Supplement Information
   Cash paid for interest............................................ $    13,023,138  $    121,666
                                                                      ===============  ============
   Cash paid for income taxes........................................ $         4,466  $      1,600
                                                                      ===============  ============

                         EDUCATION LENDING GROUP, INC.
                     (Formerly Direct III Marketing, Inc.)

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                For the Years Ended December 31, 2002 and 2001

Note 1--Summary of Organization

   Organization--Education Lending Group, Inc., formerly known as Direct III Marketing, Inc. (the "Company") was incorporated in Delaware on March 26, 1999. The Company was formed to identify and acquire enterprises in the student loan business. Without consummating any acquisitions, in September 2001, through Education Lending Services, Inc. (formerly Grad Partners, Inc.) and Education Funding Resources, LLC (formerly Grad Partners Premier, LLC), the Company began operations related to marketing, originating, and purchasing student loans. The Company, through these subsidiaries, originates or purchases Federal Family Education Loan Program student loans that are eligible for guarantee from the Department of Education, HEAL loans eligible for guarantee by the Secretary of Health and Human Services, federally guaranteed consolidation loans and other eligible student loans. The Company has in place a warehouse loan facility with a financial institution which it uses to facilitate originating and purchasing student loans. On a periodic basis, the Company will complete student loan securitizations to pay down the warehouse facility and finance the loans on a permanent basis.

   Grad Partners, Inc., a wholly owned subsidiary of the Company, was incorporated in Delaware on October 3, 2000. On August 5, 2002 the name was changed to Education Lending Services, Inc.

   Grad Partners Premier, LLC was formed in Delaware on July 19, 2001. On March 1, 2002 the name was changed to Education Funding Resources, LLC. Education Lending Services, Inc. is the sole equity member of Education Funding Resources, LLC.

   Student Loan Xpress, Inc., a wholly owned subsidiary of the Company was incorporated in Delaware on November 11, 2000 and began operations in November, 2001.

   Education Funding Capital I, LLC was formed in Delaware on April 22, 2002. Education Lending Services, Inc. is the sole equity member of Education Funding Resources, LLC.

Note 2--Summary of Significant Accounting Policies

  Principles of Consolidation

   The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and all normal recurring adjustments that Education Lending Group, Inc. (the "Company") considers necessary for a fair presentation of the results for such periods.

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

   Student Loans--Student loans, consisting of federally insured student loans and non-federally insured student loans (private loans) are carried at their purchase price, including unamortized premiums, and unamortized origination fees. Loan fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest expense over the contractual life of the loan using the level-yield method. Deferred fees and costs associated with loans that have been prepaid are taken to income in the period of repayment.

                         EDUCATION LENDING GROUP, INC.

   Student Loan Income--The Company recognizes student loan income as earned, including amortization of premiums. The Company amortizes the premiums and origination fees over the estimated life of the loan. With the guarantee on the student loans applicable to both principal and interest, the Company recognizes interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in the Company's portfolio which have lost their guaranteed status.

   Gain on Sale of Student Loans--Student Loan Xpress currently sells the majority of loans it originates. The Company books the sale during the period the loan is sold and records the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Student loans are sold with the servicing rights released. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying value of the related student loans sold. Deferred origination fees and expenses are recognized at the time of sale.

   Allowance for Student Loan Losses--The Company has established an allowance for potential losses on the existing balance sheet portfolio of student loans, both securitized and unsecuritized. These student loan assets are presented net of the allowance on the balance sheet. In evaluating the adequacy of the allowance for losses, the Company considers several factors including trends in student loan claims rejected for payments by guarantors, default rates on non-federally insured student loans and the amount of Federal Family Education Loan Program ("FFELP") loans subject to two percent risk-sharing. The allowance is based on periodic evaluations of its loan portfolios, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

   Marketing Partner Fees--The Company has established relationships with various third-party marketing partners to market student loans on the Company's behalf. These fees represent a significant cost to the Company. SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. The provisions of this statement apply to all types of loans as well as to all types of lenders. SFAS 91 sets forth, among other issues, the accounting treatment for costs related to activities performed by the lender for advertising, soliciting potential borrowers, servicing existing loans, and other ancillary activities related to establishing and monitoring credit policies, supervision, and administration stating that these types of expenses shall be charged to expense as incurred. Under SFAS 91, costs incurred to identify and attract potential borrowers should be expensed. As such, the Company's marketing partner fees are expensed during the period incurred and are part of the operating expenses--sales and marketing section of the income statement.

   Restricted Cash and Investments--The Company periodically takes draws against its warehouse loan facility to fund student loans and any associated premiums therewith. The restricted cash and investments shown on the balance sheet reflects draws taken against the warehouse line which have not yet been used to fund student loans. These amounts are restricted to only be used to fund student loans and any associated premiums therewith as outlined in the indenture dated October 18, 2002. Additionally, the Company is required to maintain certain cash levels in the securitization. Restricted cash and investments shown on the balance sheet reflect these cash balances and are restricted to use as outlined in the Indenture.

   Cash, Cash Equivalents and Credit Risk--The Company considers all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. The Company maintains its cash accounts at institutions that are insured by the Federal

                         EDUCATION LENDING GROUP, INC.

Deposit Insurance Corporation. At times, the Company may maintain cash balances that exceed the insurance limit of $100,000 per bank. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

   Interest and Other Receivables--Interest and other receivables consist of interest receivable on student loans, borrower payments received by third party servicers not yet sent to the Company, Department of Education fee reimbursable on loans sold, and premium due from servicers on loans sold.

   Software and Web-Site Development Costs--The Company capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and with Emerging Issues Task Force, or EITF, Issue 00-2 "Accounting for Web Site Development Costs." Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Amortization of software developed for internal use and web site development costs begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product.

   Property and Equipment, net--Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

   Deferred Financing Costs--Direct costs associated with obtaining financing are capitalized and amortized into interest expense on a straight-line basis over the terms of the respective Series 2002 Notes and warehouse loan facility, which approximates the effective interest method.

   Derivatives and Hedging Activities--SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities," requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The methodology by which gain or loss is recognized depends upon whether the derivative may be specifically designated as a hedge. SFAS 133, as amended, by SFAS 137 and SFAS 138, is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Generally, the Company does not enter into derivative contracts. However, during the year the Company entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract was recognized during the period as an additional liability of the Company and treated as additional expense on the income statement. In future years, the Company may desire to treat such derivative transactions as a hedge under SFAS 133 and therefore treatment of the derivatives may come under different accounting treatment as outlined in SFAS 133 for hedged transactions.

   Securitized Borrowings--Securitized borrowings are accounted for under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." Under SFAS 140, securitizations that don't qualify for sales treatment are accounted for as secured borrowings.

   Government Payables--The Company is required to pay to the Department of Education ("DOE") a one-time 50 basis point origination fee on Stafford, PLUS, and consolidation loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. Each fee is payable to the DOE. These fees due the DOE but not yet paid are shown as government payables.

   Fair Value of Financial Instruments--The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair market value due to the short maturity of these instruments.

                         EDUCATION LENDING GROUP, INC.

   Income Taxes--The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are determined for temporary differences between the carrying amounts of assets or liabilities for book purposes versus tax purposes, based on the enacted tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized. The company and its eligible subsidiaries file a consolidated U.S. federal income tax return.

   Loss Per Common Share--Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the periods presented is equal to basic loss per share since any additional dilutive potential common shares are considered antidilutive.

   Liquidity and Business Risk--The Company's ability to continue business is subject to a variety of factors, which include, among other things, the Company's ability to raise working capital and to generate profitable operations from the student loan business. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

   Estimates--The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

   Reclassifications--Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to presentation in the current-year consolidated financial statements.

  Recently Issued Accounting Pronouncements

  SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities

   SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has determined that SFAS 146 will have no effect on the Company's financial results.

  SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123

   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123. The Company has determined that SFAS 148 will not have a significant impact on its consolidated financial statements. The Company continues to account for its incentive based compensation using the intrinsic value method under APB 25. Had compensation cost for the Company's

                         EDUCATION LENDING GROUP, INC.

stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, the Company's net earnings and earnings per share would have been as follows:

                                                                     December 31, 2002 December 31, 2001
                                                                     ----------------- -----------------
Net loss, as reported...............................................   $(28,340,640)      $(4,126,868)
Deduct, total stock-based compensation expense determined under fair
  value based method, net of tax effects............................     (1,162,227)       (2,495,836)
                                                                       ------------       -----------
Pro forma net loss..................................................   $(29,502,867)      $(6,622,704)
Loss per share:
   Basic & Diluted as Reported......................................   $      (2.77)      $     (0.78)
   Basic & Diluted pro forma........................................   $      (2.89)      $     (1.25)

  FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others

   In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has determined that FIN 45 will not have a significant impact on its consolidated financial statements.

  FIN 46, Consolidation of Variable Interest Entities--an interpretation of ARB
  51

   In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities--an interpretation of ARB 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company has determined that FIN 46 will not have a significant impact on its consolidated financial statements.

Note 3-- Student Loans

   The Company originates student loans on its own behalf and purchases student loans from originating lenders. The Company's portfolio consists principally of loans originated under two federally sponsored programs--the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). The Company also purchases private education loans.

                         EDUCATION LENDING GROUP, INC.

   There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. During the year the Company originated over 95% of its student loans. The nature of the student loans held at year end are as follows:

Student loans, net held at 12/31/2001

                                                     Student Loans
                                       Student Loans  Securitized        Total
                                       ------------- -------------  --------------
FFELP Loans:
   Stafford........................... $         --   $         --  $           --
   PLUS...............................           --             --              --
   Consolidation......................   44,278,720             --      44,278,720
                                       ------------  -------------  --------------
FFELP sub-total.......................   44,278,720             --      44,278,720
Private Loans.........................           --             --              --
                                       ------------  -------------  --------------
Total Student Loans, gross............   44,278,720             --      44,278,720
Capitalized costs, net of amortization      221,354             --         221,354
Loan loss reserve.....................      (53,134)            --         (53,134)
                                       ------------  -------------  --------------
Total student loans, net.............. $ 44,446,940   $         --  $   44,446,940
                                       ============  =============  ==============

Student loans, net held at 12/31/02
                                                     Student Loans
                                       Student Loans  Securitized        Total
                                       ------------- -------------  --------------
FFELP Loans:
   Stafford........................... $ 28,994,304   $         --  $   28,994,304
   PLUS...............................    2,446,976             --       2,446,976
   Consolidation......................  363,649,783    941,829,553   1,305,479,336
                                       ------------  -------------  --------------
FFELP sub-total.......................  395,091,063    941,829,553   1,336,920,616
Private Loans.........................    4,550,177             --       4,550,177
                                       ------------  -------------  --------------
Total Student Loans, gross............  399,641,240    941,829,553   1,341,470,793
Capitalized costs, net of amortization    2,661,217      6,514,411       9,175,628
Loan loss reserve.....................     (462,474)    (1,130,195)     (1,592,669)
                                       ------------  -------------  --------------
Total student loans, net.............. $401,839,983   $947,213,769  $1,349,053,752

   The average maturity by type of loan as well as the weighted average student loan interest rate are as follows:

Average maturity, in years & weighted average interest rate

                                                      December 31, 2002 December 31, 2001
                  December 31, 2002 December 31, 2001 Weighted Average  Weighted Average
                  Average Maturity  Average Maturity  Student Loan Rate Student Loan Rate
                  ----------------- ----------------- ----------------- -----------------
FFELP Loans:
   Stafford......       13.3                NA              3.46%             6.59%
   PLUS..........        9.8                NA              4.86%               NA
   Consolidation.       20.5              22.3              5.14%               NA
Private Loans....       20.8                NA              4.25%               NA

                         EDUCATION LENDING GROUP, INC.

   The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.

   Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated. The Company earns interest at the greater of the borrower's rate or a floating rate. If the floating rate exceeds the borrower rate, the Department of Education ("DOE") makes a payment directly to the Company based upon the Special Allowance Payment ("SAP") formula. SAP is generally paid whenever the average of all of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a spread of between 1.74 and 3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay. If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan.

   The Company generally finances its student loan portfolio with floating rate debt tied to LIBOR or commercial paper (CP). Such borrowings in general, however, do not have minimum rates. As a result, in certain declining interest rate environments, the portfolio of student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short-term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

   The Company is required to pay to the DOE a one-time 50 basis point origination fee on Stafford, PLUS, and consolidation loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. Each fee is payable to the DOE. Also, all loans acquired after October 1, 1993 are subject to risk sharing on claim payments under which the loan is guaranteed for 98 percent of the balance plus accrued interest.

                         EDUCATION LENDING GROUP, INC.

   The activity in the student loan balances held during the years ended December 31, 2002 and 2001 are as follows:

Student Loan Balance Activity

                                                       Student Loans
                                        Student Loans   Securitized       Total
                                       --------------  ------------- --------------
Balance at 12/31/00................... $           --  $         --  $           --
Additions
   Originations and Purchases.........     44,991,401            --      44,991,401
   Capitalized Interest...............         11,512            --          11,512
   Additions to Capitalized Costs.....        222,447            --         222,447
   Reductions in Loan Loss Reserve....             --            --              --
Deductions
   Borrower Payments..................       (724,193)           --        (724,193)
   Sales to Third parties.............             --            --              --
   Additions to Loan Loss Reserve.....        (53,134)           --         (53,134)
   Reductions in Capitalized Costs....         (1,093)           --          (1,093)
Other
   Transfers to Securitizations.......             --            --              --
   Other..............................             --            --              --
                                       --------------  ------------  --------------
Balance at 12/31/01...................     44,446,940            --      44,446,940
Additions
   Originations and Purchases.........  1,408,681,895     5,097,191   1,413,779,086
   Capitalized Interest...............        444,537     1,687,411       2,131,948
   Additions to Capitalized Costs.....      2,502,402     6,644,790       9,147,192
Deductions
   Borrower Payments..................    (19,714,374)  (42,581,672)    (62,296,046)
   Sales to Third parties.............    (56,422,877)           --     (56,422,877)
   Net Additions to Loan Loss Reserve.       (409,340)   (1,130,195)     (1,539,535)
   Reductions in Capitalized Costs....        (62,540)     (130,379)       (192,919)
Other
   Transfer to Securitizations........   (977,626,664)  977,626,664              --
   Other..............................              4           (41)            (37)
                                       --------------  ------------  --------------
Balance at 12/31/02................... $  401,839,983  $947,213,769  $1,349,053,752
                                       ==============  ============  ==============

   Capitalized interest above represents borrower interest that has been capitalized into a borrower's principal balance. When a borrower leaves a period of deferment or forbearance to enter into active repayment, any accrued but unpaid borrower interest is capitalized and added onto the borrower's principal balance.

Note 4--Student Loans--Loan Loss Reserve

   The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98 percent of

                         EDUCATION LENDING GROUP, INC.

principal and accrued interest. Loans are placed on non-accrual status and charged off at the point that a loan claim is rejected for payment by guarantors.

   For the non-federally insured portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company's non-federally insured loans have not matured to a point at which predictable loan loss patterns have developed. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes.

   The following table summarizes changes in the loan loss reserve:

                                           Years Ended December 31,
                                           ------------------------
                                              2002        2001
                                            ----------    -------
                  Balance at 12/31/01..... $   53,134    $     0
                  Net Additions...........  1,539,535     53,134
                                            ----------    -------
                  Balance at End of Period $1,592,669    $53,134

   The additions to the loan loss reserve are expensed on the income statement during the period incurred and the balance at the end of the period is netted against student loans and is shown as Student Loans, net on the balance sheet.

Note 5--Warehouse Loan Facility and Securitization

   There are two warehouse loan facilities with financial institutions, $500,000,000 and $15,000,000, respectively in place to fund the purchase of student loans. As of December 31, 2002, $470,038,915 has been advanced against these facilities. The Company's $500,000,000 warehouse loan facility is governed by an indenture and other program documents which were entered into as of October 18, 2002 with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the commercial paper rate of the financial institution providing the liquidity facility (1.4828% at December 31, 2002). In addition to the interest rate, the Company also pays trustee fees as well as a commitment fee on the unused portion of the facility. The warehouse facility includes a number of covenants and compliance features that the Company must meet to continue to make additional draws on the facility as well as maintain the existing outstandings. The Company is in compliance with all of these covenants and compliance features.

                         EDUCATION LENDING GROUP, INC.

   In May and August of 2002, the Company completed $525,000,000 and $500,000,000, respectively, auction rate student loan securitizations that have been accounted for as collateralized borrowings. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class
B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third party servicer. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. At December 31, 2002, the notes bore interest as follows:

$525,000,000 Auction Rate Education Loan Backed Notes Issued in May, 2002

                                                                     Maturity
                 Principal Amount Interest Rate Initial Auction Date   Date
                 ---------------- ------------- -------------------- --------
  Series 2002A-1   $ 75,000,000       2.58%          2/11/2003       6/1/2042
  Series 2002A-2     75,000,000       2.93%          5/13/2003       6/1/2042
  Series 2002A-3     75,000,000       2.86%          5/20/2003       6/1/2042
  Series 2002A-4     67,800,000       3.25%          8/19/2003       6/1/2042
  Series 2002A-5     66,500,000       1.55%          6/13/2002       6/1/2042
  Series 2002A-6     66,000,000       1.54%          6/20/2002       6/1/2042
  Series 2002A-7     66,000,000       1.55%          6/27/2002       6/1/2042
  Series 2002B-1     33,700,000       1.72%          6/20/2002       6/1/2042
                   ------------
     Total......   $525,000,000

$500,000,000 Auction Rate Education Loan Backed Notes Issued in August, 2002

                                                                      Maturity
                  Principal Amount Interest Rate Initial Auction Date   Date
                  ---------------- ------------- -------------------- --------
  Series 2002A-8.   $ 78,000,000       1.55%           9/23/2002      6/1/2042
  Series 2002A-9.     78,000,000       1.56%          10/24/2002      6/1/2042
  Series 2002A-10     78,000,000       1.70%            9/3/2002      6/1/2042
  Series 2002A-11     78,000,000       1.57%            9/9/2002      6/1/2042
  Series 2002A-12     78,000,000       1.48%           9/12/2002      6/1/2042
  Series 2002A-13     78,000,000       1.48%           9/16/2002      6/1/2042
  Series 2002B-2.     32,000,000       1.70%           9/18/2002      6/1/2042
                    ------------
     Total.......   $500,000,000

   If certain parity percentages are not met, the notes are subject to mandatory redemption. Additionally, the notes are subject to optional redemption by the Company on any regularly scheduled interest payment date. The securitization has been accounted for as a collateralized borrowing in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral and the Company has not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and series 2002 notes related to securitized student loans structured as collateralized borrowings on the balance sheet.

   Restricted cash and investments are restricted for the use of funding student loans and any associated premiums therewith. Restricted cash and investments on the balance sheet represent advances from the warehouse loan facilities not yet used to fund student loans and associated premiums therewith as well as any reserves required by the indentures.

                         EDUCATION LENDING GROUP, INC.

   The Company is in compliance with the debt covenants on both the warehouse loan facilities and the securitizations.

Note 6--Interest Rate Swap

   To take advantage of the current low interest rate environment, in December of 2002, the Company entered into an interest rate swap on $700 million of its student loan portfolio. This swap was not designated as a hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, the Company was required to mark-to-market the value of the swap at the end of the year. The fair market value of the interest rate swap was determined at December 31, 2002 to be an additional liability of the Company in the amount of $1,044,711. The Company booked as additional cost of interest income this mark-to-market amount. In addition, the Company also booked an additional expense of $41,028 related to the interest rate swap.

Note 7--Loss Per Share

   Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the periods presented is equal to basic loss per share since any additional dilutive potential common shares are considered antidilutive. The loss per share was computed as follows:

                                                            December 31, 2002 December 31, 2001
                                                            ----------------- -----------------
Net loss, as reported......................................   $(28,340,640)      $(4,126,868)
Weighted Average Common Shares Outstanding: Basic & Diluted     10,216,331         5,297,240
                                                              ------------       -----------
Loss Per Share.............................................   $      (2.77)      $     (0.78)

Note 8--Common Stock, Stock Options and Warrants

   The Company has one class of common stock. There are no preferences related to dividends, voting rights, or dissolution. In March, 2000 the Company completed the sale of 667,000 shares of common stock through a private placement. Proceeds from the private placement were $1,597,500, net of fees of $75,000. During 2001, the Company issued 4,813,480 shares of common stock. 3,950,000 shares were sold for $3,716,000, net of fees of $234,000. Notes payable of $863,480 were converted into 863,480 shares of common stock in 2001. During 2002, the Company issued 2,032,667 shares of common stock for $2,006,984, net of fees of $30,000.

   As part of the private placements discussed above and as additional consideration for loans made to the Company, investors received warrants to purchase the Company's common stock at prices from a low of $1.00 up to $6.00 per share. 290,000 of these warrants were issued during 2002 and 1,627,750 remain outstanding at the end of 2002. These warrants are included in the Warrants/Non-Employee Options section of this footnote.

   The Education Lending Group, Inc. 1999 Stock Option Plan, originally effective April 21, 1999, amended April 1, 2001 and subsequently amended July 1, 2001, March 8, 2002 and April 4, 2002, provides for the granting of 3,000,000 Incentive Stock Options to employees and directors of the Company at the direction of the Board of Directors and the Compensation Committee. As of December 31, 2002, the Company had granted qualified incentive stock options for the purchase of 2,554,995 shares of common stock from $0.90 per share to $4.00 per share. All the options are for a term of 10 years except for an option for 100,000 shares which has a term of 5 years. Certain options are fully vested while others vest over three years or according to certain operational benchmarks.

                         EDUCATION LENDING GROUP, INC.

   The Company has issued non-qualified stock options to various third party contractors. 197,500 of these options were issued during 2002. 398,500 of non-qualified stock options were outstanding at the end of 2002. The warrants issued in exchange for marketing services fall under the scope of EITF 96-18 and EITF 00-18 and are considered to be variable awards which require variable accounting treatment until the third party performance is complete. During the year ended December 31, 2002, the Company recognized approximately $44,000 in compensation expense relating to warrants for which third party performance was complete. These options are included in the Warrants/Non-Employee Options section of this footnote.

   SFAS 123, "Accounting for Stock-Based Compensation" allows companies to measure compensation cost in connection with executive share option plans using a fair value base method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's pro forma net loss and pro forma net loss per common share for 2002 and 2001 would have been as follows:

                                                                     December 31, 2002 December 31, 2001
                                                                     ----------------- -----------------
Net loss, as reported...............................................   $(28,340,640)      $(4,126,868)
Deduct, total stock-based compensation expense determined under fair
  value based method, net of tax effects............................     (1,162,227)       (2,495,836)
                                                                       ------------       -----------
Pro forma net loss..................................................   $(29,502,867)      $(6,622,704)
Loss per share:
   Basic & diluted as reported......................................   $      (2.77)      $     (0.78)
   Basic & diluted pro forma........................................   $      (2.89)      $     (1.25)

   The Company has 2,554,995 stock options outstanding at December 31, 2002 of which 1,035,500 were granted during 2002. If you take into account the options granted during 2002 and the exercise and cancellation of any of those options during 2002, the net options granted in 2002 are 991,500. As required by SFAS 123, the Company provides the following disclosure of hypothetical values for the net options issued during 2002. The stock options are valued at $1.72 at December 31, 2002. These values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002: expected volatility of 92%, risk free interest rate of 3.6% and expected life of 9.19 years. Had compensation expense been recorded based on these hypothetical values, the Company's net loss would have increased by $631,527.

   The company has 2,026,250 warrants/non-employee stock options outstanding at December 31, 2002, of which 398,500 are outstanding to various third party contractors and have been included in total compensation expense. As required by SFAS 123, the Company provides the following disclosure of hypothetical values for the warrants/non-employee stock options issued during 2002 where no compensation was recorded. The warrants/non-employee stock options are valued at $1.83 at December 31, 2002. This value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002: expected volatility of 92%, risk free interest rate of 3.6% and expected life of 9.33 years. Had compensation expense been recorded based on these hypothetical values, the Company's net loss would have increased by $530,700.

   Pro forma disclosures are not likely to be representative of the effects of reported pro forma net income and earnings per share in future years as additional options may be granted in future years and the vesting of options already granted will impact the pro forma disclosures.

                         EDUCATION LENDING GROUP, INC.

   Changes in stock options and warrants are summarized below:

                                                  Weighted      Weighted
                                                  Average     Average Fair
        Employee Stock Options       Shares    Exercise Price Value Granted
        ----------------------     ----------  -------------- -------------
      Balance, December 31, 2001..  1,668,495      $ 1.40         $1.03
         Granted..................  1,035,500      $ 2.36         $1.72
         Exercised................    (41,667)     $(1.10)
         Expired..................   (107,333)     $(1.68)
                                   ----------      ------
      Balance, December 31, 2002..  2,554,995      $ 2.03         $1.52
                                   ==========      ======

                                                  Weighted      Weighted
                                                  Average     Average Fair
     Warrants/Non-Employee Options   Shares    Exercise Price Value Granted
     ----------------------------- ----------  -------------- -------------
      Balance, December 31, 2001..  3,079,750      $ 1.66         $0.52
         Granted..................    487,500      $ 1.68         $1.83
         Exercised................ (1,491,000)     $ 1.00
         Expired/Canceled.........    (50,000)     $(2.00)
                                   ----------      ------
      Balance, December 31, 2002..  2,026,250      $ 2.14         $1.42
                                   ==========      ======

   The Company has reclassified the above schedule from showing options and warrants to showing a breakdown between employee stock options and warrants/non-employee options. This results in a reduction of 135,000 shares in the 2001 beginning balance for options reported in the 2001 annual financial statements and an increase of 135,000 shares in the 2001 beginning balance of the warrant/non-employee option section.

   The exercise price for the stock options varies from $0.90 to $4.00 per share. The exercise price for the warrants/non-employee options varies from $1.00 to $6.00.

                        Options Outstanding                                 Options Exercisable
-------------------------------------------------------------------      --------------------------
                                              Weighted
                                              Average        Weighted                   Weighted
                                 Number    Remaining Life    Average       Number       Average
Range of Exercise Price        Outstanding   (in Years)   Exercise Price Exercisable Exercise Price
-----------------------        ----------- -------------- -------------- ----------- --------------
$0.90--$1.35                    1,545,495       4.4           $1.10       1,483,828      $1.11
$1.36--$2.00                    1,731,000       8.6           $1.66         571,585      $1.52
$2.01--$3.00                      453,000       7.6           $2.59          54,167      $2.28
$3.01--$4.50                      645,500       6.3           $3.97         502,500      $4.08
$4.51--$6.00                      206,250       3.3           $6.00         206,250      $6.00
                                ---------       ---           -----       ---------      -----
       Total                    4,581,245       6.5           $2.08       2,818,330      $2.10

Note 9--Income Taxes

   The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. On December 31, 2002, there is a net deferred tax asset of approximately $14,532,106 relating primarily to the net operating loss carryforwards generated by the operations of the Company. The valuation allowance has increased by approximately $11,413,312 for the year ended December 31, 2002. For financial reporting purposes, the net deferred tax asset has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. Current income tax expense is $5,266, which represents the statutory franchise and capital taxes.

   A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

                                                    2002         2001
                                                -----------  -----------
       Income tax benefit...................... $(9,629,097) $(1,403,135)
       State income benefit, net of federal tax  (1,778,949)    (240,596)
       Valuation allowance.....................  11,413,312    1,639,924
       Other, net                                                  5,407
                                                -----------  -----------
       Income tax expense...................... $     5,266  $     1,600
                                                ===========  ===========

      The Company has net operating loss carryforwards as follows:

                                     Balance of Loss  Year of
                 Year Loss Generated  Carryforwards  Expiration
                 ------------------- --------------- ----------
                  December 31, 1999.   $   372,410      2019
                  December 31, 2000.       641,480      2020
                  December 31, 2001.     4,558,220      2021
                  December 31, 2002.    30,036,729      2022

Note 10--Indenture and Securitization Fees

   There are certain fees payable in connection with the Indenture and Securitization. These are commitment fees, program fees, an annual administration fee, broker/dealer fees, auction agent fees and certain Indenture Trustee fees. Monthly commitment fees, program fees, broker/dealer fees, auction agent fees and Indenture Trustee fees are expensed in the month incurred. Annual administration fees are expensed ratably over the twelve months. Other fees are expensed monthly over the term of the indenture or securitization as appropriate.

Note 11--Commitments

   The following is a schedule of future minimum operating lease payments:

                  For the years ending December 31,
                  ---------------------------------
                         2003...................... $  408,144
                         2004......................    420,312
                         2005......................    140,424
                         2006......................    114,890
                         2007 and thereafter.......     28,723
                                                    ----------
                                                    $1,112,493
                                                    ==========

   The minimum lease payments include a non-cancelable operating lease that expires on January 31, 2005, and two non-cancelable operating leases that expire on March 31, 2007.

   The Company also has a capital lease that began in 2002. Payments are for 24 months. There was an initial payment of approximately $110,000, which will be followed by 11 payments of approximately $12,521 and 12 payments of approximately $54 and 1 payment of approximately $23,000.

   Net rent expense for the years ended December 31, 2002 and 2001 is $331,150 and $74,032, respectively.

                         EDUCATION LENDING GROUP, INC.

   As of December 31, 2002, the Company has commitments to fund approximately $7,478,000 of Stafford and PLUS loans that are pending disbursement which includes second or third disbursements on loans that are owned or guaranteed but scheduled for later disbursement dates.

Note 12--Subsequent Event

   To facilitate the originating and purchasing of student loans, in January and March of 2003, the Company arranged temporary increases of $250,000,000 each in its warehouse loan facility with a financial institution bringing the total warehouse loan facility amount to $1,000,000,000. The temporary increase in the warehouse loan facility above the $500,000,000 expires on April 29, 2003 at which time the warehouse loan facility will revert back to $500,000,000.

   In January 2001, the Company had a signed letter of intent to acquire a student loan marketing company for cash and shares of common stock of the Company. The acquisition was not consummated and the Company had agreed to arbitrate the possible payment of a break-up fee of $500,000. In March, the parties agreed to settle the dispute with no payment being made by either party.

   In January 2003, the Company sold roughly $203 million of its student consolidation loan portfolio. This generated operating cash for the company, after paying off the associated debt, of approximately $3,100,000. This transaction resulted in a gain of approximately $7,100,000.