Form 10QSB
period 2003-03-31
EDUCATION LENDING GROUP INC
filed 2003-05-15
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003.

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-29995

EDUCATION LENDING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0851387 (IRS employer identification number)

12760 High Bluff Drive, Suite 210, San Diego, California 92130
(Address of principal executive offices)

(858) 617-6080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on March 31, 2003: 11,351,250, including treasury shares.

Transitional Small Business Format: Yes ☐ No ☒

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

EDUCATION LENDING GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Student loans, net of loan loss reserve	$840,801,450	$401,839,983
Student loans, net of loan loss reserve (securitized)	953,159,016	947,213,769
Restricted cash and investments	83,881,811	113,995,355
Cash and cash equivalents	5,647,439	2,042,527
Interest & other receivables	13,671,735	9,306,708
Property and equipment, net	1,394,166	1,313,182
Deferred financing costs	4,824,796	4,306,537
Other	484,092	813,209

Total Assets	$1,903,864,505	$1,480,831,270

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Accounts payable	$4,079,521	$699,893
Government payable	6,031,086	4,976,425
Accrued expenses and other liabilities	7,408,940	7,746,605
Series 2002 notes	1,013,000,000	1,023,000,000
Warehouse loan facility	900,001,221	470,038,915

Total Liabilities	1,930,520,768	1,506,461,838

Preferred stock - $0.001 par value, 10,000,000 shares authorized
Common stock - $0.001 par value, 40,000,000 shares authorized, 11,351,250 and 11,189,084 shares issued and outstanding, respectively	11,351	11,189
Additional paid in capital	8,393,332	8,219,678
Accumulated deficit	(35,060,946)	(33,861,435)

Total Stockholders’ (Deficit)	(26,656,263)	(25,630,568)

Total Liabilities and Stockholders’ (Deficit)	$1,903,864,505	$1,480,831,270

See accompanying notes

EDUCATION LENDING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Interest income:
Student loans, net	$14,712,652	$1,250,260
Investments	190,905	25,653

	14,903,557	1,275,913
Cost of interest income
Interest related expenses	8,607,003	670,941
Valuation of interest rate swap	912,702	—
Loan servicing and other fees	739,414	280,294

Total cost of interest income	10,259,119	951,235
Net interest income	4,644,438	324,678

Less: provision for loan losses	548,262	162,895

Net interest income/(expense) after provision for loan losses	4,096,176	161,783

Other income
Gain on sale of student loans	8,142,188	4,076
Other	7,045	212

Total other income	8,149,233	4,288
Operating expenses:
General and administrative	2,562,113	1,493,952
Sales & marketing	10,846,751	3,503,001

Total operating expenses	13,408,864	4,996,953

Loss before income tax provision	(1,163,455)	(4,830,882)
Income tax provision	36,056	0

Net loss	$(1,199,511)	$(4,830,882)

Net loss per share:
Basic & Diluted	$(0.11)	$(0.51)
Weighted average common shares outstanding:
Basic & Diluted	11,311,164	9,406,417

See accompanying notes

EDUCATION LENDING GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For the Three Months Ended March 31, 2003
(Unaudited)

	Common Stock

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2002	11,189,084	$11,189	$8,219,678	$(33,861,435)	$(25,630,568)
Issuance of common stock	162,166	162	173,654		173,816
Net loss, March 31, 2003				(1,199,511)	(1,199,511)

Balance at March 31, 2003	11,351,250	$11,351	$8,393,332	$(35,060,946)	$(26,656,263)

See accompanying notes

EDUCATION LENDING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash Flows From Operating Activities:
Net loss	$(1,199,511)	$(4,830,882)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	294,230	66,326
Provision for loan losses	548,262	162,895
Valuation of interest rate swap	912,702	—
(Increase) decrease in assets:
Interest and other receivables	(4,365,026)	(823,425)
Other assets	329,118	(46,718)
Increase (decrease) in liabilities:
Accounts payable	3,379,628	502,950
Government payable	1,054,661	901,819
Accrued expenses	(1,250,367)	1,799,895

Net cash (used in) operating activities	(296,303)	(2,267,140)

Cash flows from investing activities:
Origination/Purchase of student loans	(445,589,492)	(136,728,116)
Acquisition of property and equipment	(176,717)	(630,810)

Net cash (used in) investing activities	(445,766,209)	(137,358,926)

Cash flows from financing activities:
Net proceeds from credit facility	471,601,403	138,196,307
Net payments on Series 2002 Notes	(21,525,554)	—
Payment of loan fees	(582,241)	(50,000)
Proceeds from issuance of stock	173,816	470,000

Net cash provided by financing activities	449,667,424	138,616,307

Net increase (decrease) in cash	3,604,912	(1,009,759)
Cash and cash equivalents at beginning of period	2,042,527	1,705,113

Cash and cash equivalents at end of period	$5,647,439	$695,354

See accompanying notes

Education Lending Group, Inc.
(Formerly Direct III Marketing, Inc.)
Consolidated Notes to Financial Statements
March 31
(Unaudited)

Note 1 – Statement of Accounting Principles

The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and are unaudited but include all normal recurring adjustments that Education Lending Group, Inc. (the “Company”) considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year.

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc., a wholly owned subsidiary of the Company and Education Lending Services, Inc. (formerly known as Grad Partners, Inc.), a wholly owned subsidiary of the Company. Education Lending Services, Inc. consists of Education Funding Resources, LLC (Education Lending Services, Inc. is the sole member of Education Funding Resources, LLC), Education Funding Capital I, LLC (Education Lending Services, Inc. is the sole member of Education Funding Capital I, LLC), and Education Funding Capital II, LLC (Education Lending Services, Inc. is the sole member of Education Funding Capital II, LLC). All significant intercompany accounts and transactions have been eliminated in consolidation.

Refer to the consolidated financial statements in the Form 10-KSB, filed March 31, 2003, for the year ended December 31, 2002 for additional details of the financial position of Education Lending Group, Inc., as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to presentation in the current-year consolidated financial statements.

New Accounting Pronouncements

SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123. The Company has determined that SFAS 148 will not have a significant impact on its consolidated financial statements. The Company continues to account for its incentive based compensation using the intrinsic value method under APB 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, the Company’s net earnings and earnings per share would have been as follows:

	March 31, 2003	March 31, 2002

Net loss, as reported	$(1,199,511)	$(4,830,882)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(207,748)	(218,363)

Pro forma net loss	$(1,407,260)	$(5,049,245)
Loss per share:
Basic & Diluted as Reported	($0.11)	($0.51)
Basic & Diluted pro forma	($0.12)	($0.54)

As required by SFAS 123, the Company provides the following disclosure of hypothetical values for the net options issued during 2003. The net stock options granted during the quarter ended March 31, 2003 are valued at $4.04. These values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended March 31, 2003: expected volatility of 92%, risk free interest rate of 3.91% and expected life of 9.33 years.

Note 2 - Student Loans – Loan Loss Reserve

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98 percent of principal and accrued interest. Loans are placed on non-accrual status and charged off at the point that a loan claim is rejected for payment by guarantors.

For the non-federally insured portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company’s non-federally insured loans have not matured to a point at which predictable loan loss patterns have developed. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes.

The following table summarizes changes in the loan loss reserve:

	For the Three Months Ended March 31,

	2003	2002

Balance at Beginning of Period	$1,592,669	$53,134
Net Additions	548,262	162,895

Balance at End of Period	$2,140,931	$216,029

The additions to the loan loss reserve are expensed on the income statement during the period incurred and the balance at the end of the period is netted against student loans and is shown as Student Loans, net on the balance sheet.

Note 3 – Warehouse Loan Facility and Securitization

There are two warehouse loan facilities with financial institutions, $1,000,000,000 ($500,000,000 renewable yearly loan facility plus $500,000,000 temporary increase of the yearly loan facility which expired on April 16, 2003) and $15,000,000, respectively in place to fund the purchase of student loans. As of March 31, 2003, $900,001,221 has been advanced against these facilities. The Company’s $500,000,000 warehouse loan facility (excluding the temporary increase described above) is governed by an indenture and other program documents which were entered into as of October 18, 2002 with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the commercial paper rate of the financial institution providing the liquidity facility (1.298% at March 31, 2003). In addition to the interest rate, the Company also pays trustee fees as well as a commitment fee on the unused portion of the facility. The warehouse facility includes a number of covenants and compliance features that the Company must meet to continue to make additional draws on the facility as well as maintain the existing loan balances. The Company is in compliance with all of these covenants and compliance features.

In May and August of 2002, the Company completed $525,000,000 and $500,000,000, respectively, auction rate student loan securitizations that have been accounted for as collateralized borrowings. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third party servicer. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. If certain parity percentages are not met, the notes are subject to mandatory redemption. Additionally, the notes are subject to optional redemption by the Company on any regularly scheduled interest payment date. The securitization has been accounted for as a collateralized borrowing in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral and the Company has not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and series 2002 notes related to securitized student loans structured as collateralized borrowings on the balance sheet. In April of 2003, the Company completed an additional securitization (see Note 6).

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

Note 4 – Interest Rate Swap

To take advantage of the current low interest rate environment, in December of 2002, the Company entered into an interest rate swap on $700 million of its student loan portfolio. This swap was not designated as a hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, the Company is required to mark-to-market the value of the swap at the end of the quarter. The fair market value of the interest rate swap was determined at March 31, 2003 to be an additional liability of the Company in the amount of $1,957,413. The Company recorded an expense booked as additional cost of interest income during the quarter of $912,702 (the difference between the fair market value of the swap at December 31, 2002 and March 31, 2003) as a mark-to-market adjustment. Further, the Company booked an additional interest expense during the quarter of $405,514 related to the interest rate swap.

Note 5 – Sale of Common Stock

During the three months ended March 31, 2003 the Company received proceeds of $173,816 for the purchase of 162,166 shares of common stock from the exercise of warrants and stock options.

Note 6 – Subsequent Event

In April 2003, the Company completed a $1,000,000,000 combination LIBOR Floater and auction rate student loan securitization that will be accounted for as a collateralized borrowing. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Education Lending Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Education Lending Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2003 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the three-month periods ended March 31, 2003. These interim financial statements are the responsibility of the Company’s management. The consolidated statements of operations, changes in stockholders’ deficit and cash flows for the three-month period ended March 31, 2002 were reviewed by other independent accountants.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Los Angeles, CA
May 12, 2003

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. Refer to the 10-KSB filed March 31, 2003 for the critical accounting policies of the Company. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting policies, see Note One in the Notes to the Consolidated Financial Statements.

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

The Company was organized and commenced operations in March 1999. The Company is in the business of providing products, services and solutions to the Federally guaranteed student loan industry. The Company is a full service provider of financial aid products to students, parents and schools. This includes student financial aid counseling, debt management, loan origination, loan servicing and secondary market liquidity management.

The Company has incorporated Education Lending Services, Inc. and Student Loan Xpress, Inc., as wholly owned subsidiaries. In addition, a special purpose bankruptcy remote entity, Education Funding Resources, LLC, was formed by Education Lending Services, Inc. as its sole member in order to facilitate the loan origination and funding process and secondary market acquisitions. The Company has also formed Education Funding Capital I, LLC and Education Funding Capital II, LLC to participate in the permanent financing securitization of its student loans assets.

Education Lending Group, through its subsidiaries, markets products to the United States education loan industry, primarily through its participation in the Federal Family Education Loan Program (“FFELP”). The Company’s primary business is the origination of federally guaranteed student loans. The Company also bids to purchase student loans in the secondary market as pools of loans become available. In addition, the Company also originates and purchases non-federally guaranteed private education loans.

Education Lending Group is primarily a make and hold lender. It is management’s intent to originate or purchase primarily federally guaranteed student loans and hold those loans on its balance sheet. However, as market situations arise and circumstances warrant, the Company will sell some of these loans. But for the most part, the Company intends to hold the loans on its balance sheet.

The Company generates revenue in the following manner:

•

The Company earns interest income from the loans it holds on its books.

•

The Company earns interest income on the investment of idle cash.

•

When the Company does sell loans, it books a gain on sale of student loans on its income statement.

The Company has four marketing initiatives:

•

Consolidation Loan Originations

•

Traditional “Lender-List” Loan Originations

•

Secondary Market Purchases

•

School as Originator Loan Purchases

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

Earnings Summary

For the three months ended March 31, 2003, the Company’s net loss calculated was $(1.2) million, or $(0.11) per share, compared to a net loss of $(4.8) million, or $(0.51) per share for the three months ended March 31, 2002. The decreased loss for the period is attributable mostly to the sale of approximately $206 million of consolidation loans (the Company sold the consolidation loans during the period to raise cash for operations) which resulted in gain on sale of roughly $7.2 million. The Company expenses during the period included the payments made to marketing partners who advertise, identify and attract potential borrowers for the Company. As the loan volume for a particular period increases, marketing partner fees increase. These marketing partner fees are a significant portion of the Company’s expenses. During the quarter, these marketing partner fees represented 58% of the total operating expenses of the Company. Additionally, the Company increased its student loan asset base during the quarter by roughly $445,000,000 to approximately $1,794,000,000. Since the Company only earns an interest spread on the loans added to its balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in significant losses until such time as a significant scale of student loan assets is reached on the balance sheet.

Net Interest Income

Net interest income is derived largely from the Company’s portfolio of student loans that remain on the balance sheet and is the spread between interest earned on student loans and the Company’s cost of generating that interest income. All servicing of the Company’s student loans is outsourced to third party servicers. For the three months ended March 31, 2003, loan servicing and other fees were approximately $740,000 compared to approximately $280,000 for the three months ended March 31, 2002. The cost of interest income on the income statement consists of the costs paid to a third party servicer to service the loans, interest expense on the warehouse facility and permanent financings, amortization of the Department of Education fees, and amortization of premiums paid to acquire student loans. Net interest income during the three months ended March 31, 2003 was $4,600,000. This was comprised of gross interest income of approximately $14,900,000 less interest costs (including the mark to the market adjustment of $912,702 for the interest rate swap entered into during the fourth quarter of 2002) of approximately $10,300,000. Net interest income after the provision for loan losses was approximately $4,100,000. Net interest income during the three months ended March 31, 2002 was $325,000. This was comprised of gross interest income of approximately $1,276,000 less interest costs of approximately $951,000. Net interest income after the provision for loan losses was approximately $162,000. The increase in the net interest income earned by the Company during the quarter is a direct result of the increase in the student loan assets held by the Company.

Gain on Sale of Student Loans

In general, the Company currently sells the majority of loans it originates in the traditional “lender-list” marketing channel, Student Loan Xpress, Inc. (SLX), while retaining loans originated in the consolidation marketing channel. The SLX business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frame which corresponds to the college disbursement calendar. For the three months ended March 31, 2003 approximately $939,000 was booked as gain on the sale of student loans from this entity compared with $4,000 during the three months ended March 31, 2002. The increase from the first quarter of 2002 to the first quarter 2003 is attributable to having a full year of operations leading into the quarter whereas the first quarter of 2002 was the first months’ of operations for SLX.

In addition to the sale of loans generated in the SLX business during the quarter, the Company also chose to sell approximately $206,000,000 of consolidation loans. This resulted in additional gain on sale of approximately $7,200,000 for the three months ended March 31, 2002 compared to no sales from this source in the first quarter of 2002. As a result, the Company had total gain on sale during the three months ended March 31, 2003 of roughly $8,100,000 compared to $4,000 during the same period in 2002.

Other Income, net

Other income, net was approximately $7,000 and $200 for the three months ended March 31, 2003 and 2002, respectively. Other income consists of late fees.

The increase in other income is due primarily to the increased student loans held on the balance sheet at March 31, 2003 when compared to loans held at March 31, 2002.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $2,600,000 and $1,500,000 for the three months ended March 31, 2003 and 2002, respectively. General and administrative expenses are those expenses associated with the infrastructure that supports the student loan operations, including but not limited to, consulting, rents and utilities, office supplies and the Company’s administrative and research and development employees. The increase in general and administrative expenses for the quarter was due to additional expenses incurred in connection with the continued growth of the Company’s operations related to originating and purchasing student loans. These increases included the addition of general and administrative staff by 9 when compared to the same period in 2002, licensing fees and legal costs necessary to facilitate the Company’s rapid growth. As the Company was just beginning operations late in 2001, the Company rapidly increased its cost structure to accommodate the increased loan origination volumes.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $10,800,000 and $3,500,000 for the three months ended March 31, 2003 and 2002, respectively. Sales and marketing expenses include costs incurred in marketing the Company’s student loan services through marketing partners, direct mailing costs, and sales and call center employees. The increase in sales and marketing expenses for 2003 compared with 2002 was due to additional expenses incurred in connection with setting up and expansion of the student loan operations through increased employment of salaried sales and call center staff, an increased volume of applications (consolidation loan applications submitted for loan funding) processed by the Company, increased marketing partner expenses and an increased direct marketing effort through direct mailings. Fees paid to marketing partners to market the consolidation loan business were approximately $7,800,000 or 72% of the total sales and marketing expenses for the quarter, compared to approximately $1,980,000 or 57% for the same period in 2002. Sales and call center staff expense was approximately $895,000 compared to roughly $521,000 for the same period 2002. The sales and marketing staff grew from 34 people at the end of March 2002 to 57 by the end of March 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, the Company had operating cash and cash equivalents of approximately $5,600,000, (excluding restricted cash and investments). Since inception the Company has financed its operations from debt and equity financings. During the three months ended March 31, 2003, the Company used cash of approximately $296,000 to fund its operations. During the three months ended March 31, 2003, the Company acquired property and equipment of approximately $200,000. For the three months ended March 31, 2003, the Company has been advanced $900,001,221 ($471,601,403 of this amount was advanced in the first quarter of 2003) from the warehouse loan facilities and holds $1,013,000,000 from the Auction Rate Education Loan Backed Notes (“Series 2002 Notes”) at March 31, 2003. During the three months ended March 31, 2003, the Company had funded approximately $445,000,000 in student loans. During the three months ended March 31, 2003, the Company received proceeds of $173,816, net of issuance costs, related to the purchase of 162,166 shares of common stock in connection with the exercise of warrants and employee stock options.

The warehouse line established in August of 2001 expired in November 2002. The Company, through its subsidiary, replaced the loan facility with a new $500,000,000 warehouse loan facility in the fourth quarter of 2002. On January 3, 2003, the warehouse loan facility was temporarily increased to $750,000,000. On March 3, 2003, the warehouse loan facility was temporarily increased to $1,000,000,000. The Company securitized student loans in connection with a permanent financing on April 16, 2003 at which time the warehouse line was reduced down to $500,000,000. In May and August of 2002, the Company issued Series 2002 Notes of $525,000,000 and $500,000,000, respectively, in order to provide permanent financing opportunities for its consolidation loan operations. The Company is in compliance with all of its debt covenants.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Changes In Securities

During the quarter ended March 31, 2003, the Company received proceeds of $173,816, net of issuance costs, related to the purchase of 162,166 shares of common stock in connection with the exercise of warrants and employee options.

During the quarter ended March 31, 2003, the Company granted additional stock options under its Stock Option Plan. The Company granted incentive stock options (net of cancellations) during the quarter for the purchase of 242,217 shares with an exercise price at the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

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

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003	EDUCATION LENDING GROUP, INC.
	By:	/s/ JAMES G. CLARK

	Name:	James G. Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 15, 2003	By:	/s/ ROBERT deROSE

	Name:	Robert deRose
	Title:	Chief Executive Officer

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

Date: May 15, 2003	By:	/s/ JAMES G. CLARK

	Name:	James G. Clark
	Title:	Chief Financial Officer