Form 10QSB
period 2003-06-30
EDUCATION LENDING GROUP INC
filed 2003-08-14
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-29995

EDUCATION LENDING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0851387
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

12760 High Bluff Drive, Suite 210, San Diego, California 92130

(Address of principal executive offices)

(858) 617-6080

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on June 30, 2003: 11,481,584, including treasury shares.

Transitional Small Business Format:  YES  ☐  NO  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Student loans, net of loan loss reserve	$290,094,774	$401,839,983
Student loans, net of loan loss reserve (securitized)	1,871,298,485	947,213,769
Restricted cash and investments	80,242,813	113,995,355
Cash and cash equivalents	2,963,416	2,042,527
Interest & other receivables	17,845,171	9,306,708
Property and equipment, net	1,685,278	1,313,182
Deferred financing costs	8,642,800	4,306,537
Other	654,104	813,209

Total Assets	$2,273,426,841	$1,480,831,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$1,368,727	$699,893
Government payables	4,545,208	4,976,425
Accrued expenses and other liabilities	7,288,706	7,746,605
Series 2002/2003 Notes	1,978,068,249	1,023,000,000
Warehouse loan facility	310,093,855	470,038,915

Total Liabilities	2,301,364,745	1,506,461,838

Preferred stock—$0.001 par value, 10,000,000 shares authorized
Common stock—$0.001 par value, 40,000,000 shares authorized, 11,481,584 and 11,189,084 shares issued and outstanding, respectively	11,481	11,189
Additional paid in capital	10,299,810	8,219,678
Accumulated deficit	(36,744,196)	(33,861,435)
Accumulated other comprehensive loss	(1,504,999)	—

Total Stockholders’ Deficit	(27,937,904)	(25,630,568)

Total Liabilities and Stockholders’ Deficit	$2,273,426,841	$1,480,831,270

See accompanying Notes to consolidated financial statements

Education Lending Group, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income:
Student loans, net	$19,516,152	$3,690,098	$34,228,804	$4,940,357
Investments	386,050	505,458	576,955	529,466

	19,902,202	4,195,556	34,805,759	5,469,823
Cost of Interest Income
Interest related expenses	10,496,576	2,652,653	19,103,579	3,323,593
Valuation of interest rate swap	(308,160)	—	604,542	—
Loan servicing and other fees	1,041,627	315,806	1,774,673	596,100

Total Cost of Loan Financing	11,230,043	2,968,459	21,482,794	3,919,693
Net Interest Income	8,672,159	1,227,097	13,322,965	1,550,130

Less: Provision for losses	432,554	141,858	987,184	304,753

Interest income after provision	8,239,605	1,085,239	12,335,781	1,245,377
Other Income
Gain on sale of student loans	2,446,546	36,617	10,588,734	40,693
Other	10,325	3,534	17,370	5,392

Total Other Income	2,456,871	40,151	10,606,104	46,085
Operating Expenses:
General and administrative	2,306,020	1,712,842	4,868,133	3,210,515
Sales & marketing	10,072,506	3,486,831	20,919,257	6,985,311

Total Operating Expenses	12,378,526	5,199,673	25,787,390	10,195,826

Loss Before Income Tax Provision	(1,682,050)	(4,074,283)	(2,845,505)	(8,904,364)
Income tax provision	1,200	1,600	37,256	2,400

Net Loss	$(1,683,250)	$(4,075,883)	$(2,882,761)	$(8,906,764)

Net Loss Per Share:
Basic & diluted	$(0.15)	$(0.40)	$(0.25)	$(0.91)
Weighted average common shares outstanding:
Basic & diluted	11,433,758	10,113,806	11,372,803	9,763,056

See accompanying Notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2003

(Unaudited)

	COMMON STOCK
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balance, December 31, 2002	11,189,084	$11,189	$8,219,678	$(33,861,435)	—	$(25,630,568)	—
Issuance of common stock	292,500	292	327,375	—	—	327,667	—
Performance based options	—	—	1,752,757	—	—	1,752,757	—
Other comprehensive loss	—	—	—	—	$(1,504,999)	(1,504,999)	$(1,504,999)
Net loss, June 30, 2003	—	—	—	(2,882,761)	—	(2,882,761)	(2,882,761)

Balance at June 30, 2003	11,481,584	$11,481	$10,299,810	$(36,744,196)	$(1,504,999)	$(27,937,904)	$(4,387,760)

See accompanying Notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net loss	$(2,882,761)	$(8,906,764)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash charges (Depreciation, amortization and option expense)	2,541,532	169,158
Provision for loan losses	987,184	304,753
Valuation of interest rate swap	604,542	—
(Increase) decrease in assets:
Interest and other receivables	(8,538,463)	(2,380,394)
Other assets	159,105	(1,641,950)
Increase (decrease) in liabilities:
Accounts payable	623,732	2,190,962
Government payable	(431,217)	—
Accrued expenses	(2,536,092)	2,050,517

Net cash used in operating activities	(9,472,438)	(8,213,718)

Cash flows from investing activities:
Origination/Purchase of student loans	(813,634,706)	(256,217,268)
Acquisition of property and equipment	(575,463)	(708,240)

Net cash used in investing activities	(814,210,169)	(256,925,508)

Cash flows from financing activities:
Net payments to credit facility	(89,927,948)	(260,956,887)
Net proceeds from Series 2002/2003 Notes	918,803,679	525,000,000
Payment of loan fees	(4,599,902)	(1,726,500)
Proceeds from issuance of stock	327,667	1,117,500

Net cash provided by financing activities	824,603,496	263,434,113

Net increase (decrease) in cash	920,889	(1,705,113)
Cash and cash equivalents at beginning of period	2,042,527	1,705,113

Cash and cash equivalents at end of period	$2,963,416	$0

See accompanying Notes to consolidated financial statements

Education Lending Group, Inc.

(Formerly Direct III Marketing, Inc.)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 1—Statement of Accounting Principles

The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and are unaudited but include all normal recurring adjustments that Education Lending Group, Inc. (the “Company”) considers necessary for a fair presentation of the results for all periods presented. These interim figures are not necessarily indicative of results for a full year.

     Principles of Consolidation

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc. (“SLX”) and Education Lending Services, Inc. (“ELS”). SLX and ELS are wholly owned subsidiaries of the Company. ELS consists of Education Funding Resources, LLC (“EFR”) and Education Funding Capital I, LLC (“EFC I”). (ELS is the sole member of EFR and EFC I). Additionally, the Company has formed Education Funding Capital Trust I and Education Funding Capital Trust II, both of which are Delaware corporations and wholly-owned subsidiaries of EFC I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Student Loans—Student loans, consisting of federally insured student loans and non-federally insured student loans (private loans) are carried at their purchase price, including unamortized premiums and unamortized origination fees. Loan fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest expense over the contractual life of the loan using the level-yield method. Deferred fees and costs associated with loans that have been repaid are recorded in expense in the period of repayment.

Student Loan Income—The Company recognizes student loan income as earned, including amortization of premiums. The Company amortizes the premiums and origination fees over the estimated life of the loan. With the guarantee on the student loans applicable to both principal and interest, the Company recognizes interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in the Company’s portfolio which have lost their guaranteed status.

Gain on Sale of Student Loans—SLX currently sells the majority of loans it originates. Additionally, from time to time, the Company may elect to sell consolidation loans. The Company books the sale during the period the loan is sold and records the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). Student loans are sold with the servicing rights released. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying values of the related student loans sold. Deferred origination fees and expenses are recognized at the time of sale.

Allowance for Student Loan Losses—The Company has established an allowance for potential losses on the existing balance sheet portfolio of student loans, both securitized and unsecuritized.

These student loan assets are presented net of the respective allowances on the balance sheet. In evaluating the adequacy of the allowance for losses, the Company considers several factors, including trends in student loan claims rejected for payments by guarantors, default rates on non-federally insured student loans and the amount of Federal Family Education Loan Program (“FFELP”) loans held subject to two percent risk-sharing. The allowance is based on periodic evaluations of the Company’s loan portfolios, changes to federal student loan programs, current economic conditions and other relevant factors. The Company utilizes these factors to estimate a projected default rate for the student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately ninety-eight percent (98%) of the Company’s student loan portfolio is guaranteed by the federal government. The allowance for student loan losses is calculated by multiplying the student loans the Company carries on its balance sheet by two percent (2%) (the uninsured portion of the federal student loans on the Company’s balance sheet) and then multiplying that amount by the projected default rate. The projected default rate the Company utilizes is based on industry norms and industry experience. The increases in the provision and allowance between periods are strictly related to the increase in the student loan assets held by the Company at the end of each period. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Marketing Partner Fees—The Company has established relationships with various third-party marketing partners to market student loans on the Company’s behalf. These fees represent a significant cost to the Company. SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”) establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. The provisions of this statement apply to all types of loans as well as to all types of lenders. SFAS 91 sets forth, among other matters, the accounting treatment for costs related to activities performed by the lender for advertising, soliciting potential borrowers, servicing existing loans, and other ancillary activities related to establishing and monitoring credit policies, supervision, and administration, stating that these types of expenses shall be charged to expense as incurred. SFAS 91 further specifies that costs incurred to identify and attract potential borrowers should be expensed as incurred. As such, fees the Company pays to its marketing partners are expensed during the period incurred. These fees are included in sales and marketing operating expenses in the income statement.

Additionally, some of these marketing partners have been awarded performance based stock options, which vest in relation to certain performance criteria being met by the partner. These options are accounted for under SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services” and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.” Under the guidelines established by these pronouncements, each quarter until performance under the marketing partner agreement is completed, the Company must record an expense related to the options that are vested as of the end of the quarter. This expense includes a charge equal to the fair market value of the options which vested during the quarter, and a mark-to-market adjustment for the options which vested in previous quarters. This non-cash charge is directly related to the Company’s stock price and will fluctuate from quarter to quarter based on the performance of the Company’s stock and of course, the number of options which vest in the quarter. This expense is a component of marketing partner fees in the sales and marketing expenses line item on the income statement.

Restricted Cash and Investments—The Company periodically takes draws against its warehouse loan facility to fund student loans and any associated premiums therewith. The restricted cash and investments shown on the balance sheet reflects draws taken against the warehouse line which have not yet been used to fund student loans. These amounts are restricted to be used only to fund student loans and any associated premiums therewith as outlined in the indentures. Additionally, the Company is required to maintain certain cash levels in the securitization. Restricted cash and investments shown on the balance sheet reflect these cash balances and are restricted to use as outlined in the indentures.

Cash, Cash Equivalents and Credit Risk—The Company considers all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. The Company maintains its cash accounts at institutions that are insured by the Federal Deposit Insurance Corporation. At times, the Company may maintain cash balances that exceed the insurance limit of $100,000 per bank. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Interest and Other Receivables—Interest and other receivables consist of interest receivable on student loans, borrower payments received by third party servicers not yet sent to the Company, Department of Education (“DOE”) fees reimbursable on loans sold, and premiums due from servicers on loans sold.

Software and Web-Site Development Costs—The Company capitalizes the costs of software developed for internal use in compliance with Statement of Position, (“SOP”), 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF Issue 00-2 “Accounting for Web Site Development Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Amortization of software developed for internal use and web site development costs begins when the software is placed in productive use, and is computed on a straight-line basis over the estimated useful life of the software, which typically ranges from one to three years.

Property and Equipment, net—Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Deferred Financing Costs—Direct costs associated with obtaining financing are capitalized and amortized into interest expense on a straight-line basis over the terms of the respective Series 2002 Notes, Series 2003 Notes and warehouse loan facility, which approximates the effective interest method.

Derivatives and Hedging Activities—SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative is specifically designated as a hedge. The methodology by which a gain or loss is recognized depends upon whether the derivative may be specifically designated as a hedge. SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS 133,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. During the fourth quarter of 2002, the Company entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract (mark-to-market) was recognized during the period as an additional liability of the Company and treated as additional expense on the income statement. During the second quarter of 2003 the Company entered into a second interest rate swap agreement which was designated as and is effective as a cash flow hedge. This swap is also recorded in the accrued expenses and other liabilities section of the balance sheet. As this agreement qualifies as a cash flow hedge, changes in this agreements’ fair values (mark-to-market) are recorded in the other comprehensive loss section of the balance sheet rather than as an expense on the income statement. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

Employee Stock Options—Employee stock options are accounted for under APB 25, “Accounting for Stock Issued to Employees” (“APB 25”), using the intrinsic value method. Generally options granted to employees are fixed in nature, and the awards are made at fair market value on the date of grant, therefore no expense is required to be recognized. However, in 2003 certain employees were awarded performance based options. Since performance based options require variable plan accounting under the terms of APB 25, these options are marked-to-market quarterly over the vesting period of the options. Accordingly the Company records expense as a component of operating expenses on its income statement. These options may be forfeited as employees terminate or at the end of the year if the performance criteria are not met. Expense related to options forfeited under these circumstances will be reversed as appropriate. As with the marketing partner performance options discussed above, these non-cash charges are directly related to the Company’s stock price and the amount of the expense recognized will increase or decrease as the Company’s stock price fluctuates.

Securitized Borrowings—Securitized borrowings are accounted for under SFAS 140. Under SFAS 140, securitizations that do not qualify for sales treatment are accounted for as secured borrowings. The Company retains a call on redeeming any series of the notes under its securitized borrowings. Accordingly, the requirements of paragraph nine of SFAS 140 have not been met and the transactions are therefore accounted for as secured borrowings in accordance with the provisions of paragraph 15 of SFAS 140.

Government Payables—The Company is required to pay the DOE a one-time 50 basis point origination fee on Stafford, PLUS, and consolidation loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. Each fee is payable to the DOE. These fees due the DOE but not yet paid are shown as government payables.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair market value due to the short maturity of these instruments.

Income Taxes—The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are determined for temporary differences between the carrying amounts of assets or liabilities for book purposes versus tax purposes, based on the enacted tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return.

Loss Per Common Share—Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the periods presented is equal to basic loss per share since any potential additional dilutive common shares are considered antidilutive and are therefore not included in the computation.

Liquidity and Business Risk—The Company’s ability to continue business is subject to a variety of factors, which include, among other things, the Company’s ability to raise working capital and to generate profitable operations from the student loan business. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Estimates—The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassifications—Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to presentation in the current-year consolidated financial statements.

These consolidated financial statements have been derived from and should be read in conjunction with the consolidated financial statements included in the Company’s 2002 Annual Report to the Securities and Exchange Commission on Form 10-KSB. Refer to the consolidated financial statements in the Form 10-KSB, filed March 31, 2003, for the year ended December 31, 2002 for additional details of the financial position of Education Lending Group, Inc., as well as a more detailed description of the accounting policies which have been continued without material change during 2003. The details included in the notes to the consolidated financial statements have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has determined that SFAS 149 will not have a significant impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123,” (“SFAS 148”). SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. The Company has determined that SFAS 148 will not have a significant impact on its consolidated financial statements. As discussed above, the Company continues to account for its incentive based compensation using the intrinsic value method under APB 25. Had compensation cost for the

Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, the Company’s net earnings and earnings per share would have been changed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,683,250)	$(4,075,883)	$(2,882,761)	$(8,906,764)
Deduct: total stock-based compensation expense determined under fair-value based method, net of tax effects	(238,827)	(234,847)	(446,575)	(453,210)

Pro forma net loss	$(1,922,077)	$(4,310,730)	$(3,329,336)	$(9,359,974)

Loss per share:
Basic & diluted, as reported	$(0.15)	$(0.40)	$(0.25)	$(0.91)
Basic & diluted, pro forma	$(0.17)	$(0.43)	$(0.29)	$(0.96)

As required by SFAS 123, the Company provides the following disclosure of hypothetical values for the net options issued during 2003. The net stock options granted during the quarter and six months ended June 30, 2003 are valued at $5.88 and $4.79, respectively. These values were estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates of 3.80% and 3.87% were used for the quarter and six months ended June 30, 2003, respectively; expected volatility of 92% and expected life of 9.33 years were used for both the quarter and six months ended June 30, 2003.

Note 2—Student Loans

The Company originates student loans on its own behalf and purchases student loans from originating lenders. The Company’s portfolio consists principally of loans originated under two federally sponsored programs: FFELP and the Health Education Assistance Loan Program (“HEAL”). The Company also purchases private education loans.

There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. The nature of the student loans held at June 30, 2003 are as follows:

Loans Held by Type

As of June 30, 2003

	Student Loans	Student Loans Securitized	Total
FFELP Loans:
Stafford	$48,410,635	$—	$48,410,635
PLUS	2,073,475	—	2,073,475
Consolidation	227,330,535	1,860,107,241	2,087,437,776

FFELP Subtotal	277,814,645	1,860,107,241	2,137,921,886
Private Loans	9,825,401	—	9,825,401

Total Student Loans, gross	287,640,046	1,860,107,241	2,147,747,287
Capitalized costs, net of amortization	2,788,498	13,423,571	16,212,069
Loan loss reserve	(333,770)	(2,232,327)	(2,566,097)

Total student loans, net	$290,094,774	$1,871,298,485	$2,161,393,259

The activity in the student loan balances held during the period from December 31, 2002 through June 30, 2003 is as follows:

	Student Loans	Student Loans Securitized	Total
Balance at December 31, 2002	$401,839,983	$947,213,769	$1,349,053,752
Additions
Originations and Purchases	1,190,099,096	1,564,918	1,191,664,014
Capitalized Interest	626,079	3,255,757	3,881,836
Additions to Capitalized Costs	6,480,619	7,199,362	13,679,981
Reductions in Loan Loss Reserve	1,541,357	69,497	1,610,854
Deductions
Borrower Payments	(30,728,016)	(55,838,979)	(86,566,995)
Sales to Third Parties	(302,188,127)	—	(302,188,127)
Additions to Loan Loss Reserve	(1,412,653)	(1,179,886)	(2,592,539)
Reductions in Capitalized Costs	(6,353,337)	(290,201)	(6,643,538)
Other
Transfer to Securitizations	(969,972,482)	969,472,975	(499,507)
Other	162,255	(168,727)	(6,472)

Balance at 6/30/03	$290,094,774	$1,871,298,485	$2,161,393,259

Note 3—Student Loans—Loan Loss Reserve

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

For the non-federally insured portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company’s non-federally insured loans have not matured to a point where predictable loan loss patterns have developed. Therefore, the Company is relying on general industry data related to similar programs to determine the loan loss reserve. Additionally, currently all non-federally guaranteed loans are 100% guaranteed by third party guarantors. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes.

The following table summarizes changes in the loan loss reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,140,931	$216,029	$1,592,669	$53,134
Provision	432,554	141,858	987,184	304,753
Charge-offs	(7,388)	0	(13,756)	0
Recoveries	0	0	0	0

Balance at end of period	$2,566,097	$357,887	$2,566,097	$357,887

The additions to the loan loss reserve are expensed on the income statement during the period incurred. The balance at the end of the period is netted against student loans outstanding and included in “Student Loans, net” on the balance sheet.

Note 4—Warehouse Loan Facility and Securitization

There are two warehouse loan facilities with financial institutions, in the amounts of $500,000,000 and $19,000,000, respectively, in place to fund the purchase of student loans. As of June 30, 2003, approximately $310,094,000 has been advanced against these facilities. The Company’s $500,000,000 warehouse loan facility (excluding a temporary increase described below) is governed by an indenture and other program documents which were entered into as of October 18, 2002, with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the commercial paper rate of the financial institution providing the liquidity facility, and was 1.66% at June 30, 2003. In addition to interest charges, the Company also pays trustee fees as well as a commitment fee on the unused portion of the facility. The warehouse facility includes a number of covenants and compliance features that the Company must meet to continue to make additional draws on the facility as well as to maintain the existing loan balances.

In April of 2003, the Company completed a $1,000,000,000 London Interbank Offer Rate (“LIBOR”)/auction rate student loan securitization that has been accounted for as a securitized borrowing. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third party servicer. Interest rates for certain notes are tied to the three-month LIBOR plus an incremental amount ranging from 0.05% to 0.30%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than March 17, 2042. As long as the parity percentage is less than 100.5%, the notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by the Company on any regularly scheduled interest payment date. As described above, the securitization has been accounted for as a securitized borrowing in accordance with SFAS 140 as the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and the Company has not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Series 2003 Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. At June 30, 2003 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in April, 2003

	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2003A-1	$73,568,249	1.1375%	n/a	3/15/2007
Series 2003A-2	144,000,000	1.1875%	n/a	12/15/2011
Series 2003A-3	276,000,000	1.3875%	n/a	12/15/2017
Series 2003A-4	75,000,000	1.3000%	5/9/2003	3/15/2032
Series 2003A-5	75,000,000	1.1700%	5/23/2003	3/15/2032
Series 2003A-6	100,000,000	1.3300%	5/7/2003	3/17/2042
Series 2003A-7	100,000,000	1.2800%	5/14/2003	3/17/2042
Series 2003A-8	100,000,000	1.1800%	5/21/2003	3/17/2042
Series 2003B-1	50,000,000	1.2500%	5/21/2003	3/17/2042

Total	$993,568,249

In May and August of 2002, the Company completed two auction rate student loan securitizations, $525,000,000 and $500,000,000, respectively, that have been accounted for as collateralized borrowings. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third party servicer. The notes bear interest at a rate determined by Dutch Auction and mature June 1, 2042. If certain parity percentages are not met, the notes are subject to mandatory redemption. As long as the parity percentage is less than 100.5%, the notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by the Company on any regularly scheduled interest payment date. The securitization has been accounted for as a collateralized borrowing in accordance with SFAS 140 as described above. Therefore, the securitization is included as student loans (securitized) and Series 2002 Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. At June 30, 2003 principal amounts outstanding and interest rates on these notes were as follows:

$525,000,000 Auction Rate Education Loan Backed Notes Issued in May, 2002

	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-1	$75,000,000	1.32%	2/11/2003	6/1/2042
Series 2002A-2	73,650,000	1.38%	5/13/2003	6/1/2042
Series 2002A-3	75,000,000	1.20%	5/20/2003	6/1/2042
Series 2002A-4	67,800,000	3.25%	8/19/2003	6/1/2042
Series 2002A-5	64,500,000	1.28%	6/13/2002	6/1/2042
Series 2002A-6	66,000,000	1.14%	6/20/2002	6/1/2042
Series 2002A-7	66,000,000	1.15%	6/27/2002	6/1/2042
Series 2002B-1	33,700,000	1.30%	6/20/2002	6/1/2042

Total	$521,650,000

$500,000,000 Auction Rate Education Loan Backed Notes Issued in August, 2002

	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-8	$78,000,000	1.33%	9/23/2002	6/1/2042
Series 2002A-9	78,000,000	1.31%	10/24/2002	6/1/2042
Series 2002A-10	49,850,000	1.28%	9/3/2002	6/1/2042
Series 2002A-11	78,000,000	1.25%	9/9/2002	6/1/2042
Series 2002A-12	69,000,000	1.18%	9/12/2002	6/1/2042
Series 2002A-13	78,000,000	1.17%	9/16/2002	6/1/2042
Series 2002B-2	32,000,000	1.25%	9/18/2002	6/1/2042

Total	$462,850,000

Restricted cash and investments are restricted for the use of funding student loans and any associated premiums therewith. Restricted cash and investments on the balance sheet represent advances from the warehouse loan facilities not yet used to fund student loans and associated premiums therewith as well as any reserves required by the indentures.

The Company is in compliance with the debt covenants on the warehouse loan facilities and both securitizations.

Note 5—Interest Rate Swap

To better match the interest rate characteristics of its borrowings with its loan assets, the Company from time to time enters into interest rate swap agreements on portions of its portfolio. Management expects the Company’s hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

The Company uses interest-rate swaps to convert floating-rate debt to fixed rates, in order to “lock-in” a desired spread between the Company’s interest-earning assets and interest-bearing liabilities. These swaps usually possess a term between one and one and one half years, with a fixed pay rate and a receive rate indexed to rates paid on the Company’s borrowings. The specific terms and notional amounts of the swaps are determined based on costs to initiate swaps and the length of the agreements which may be entered into.

To take advantage of the current low interest rate environment and in connection with the securitization discussed in Note 3, in April of 2003, the Company entered into an interest rate swap related to $350 million of its student loan portfolio. This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, the Company is required to mark-to-market the value of the swap at the end of the quarter. The fair market value of the interest rate swap was determined at June 30, 2003 to be an additional liability of the Company in the amount of $1,505,000. In accordance with SFAS 133, in the quarter and six months ended June 30, 2003 the Company recorded a charge of $1,505,000, representing the effective portion of the hedge. As this hedge qualifies as a cash flow hedge, this expense was recorded to accumulated other comprehensive loss on the balance sheet. Further, during the quarter the Company recorded an additional $200,000 of interest expense related to the interest rate swap, but not related to the mark-to-market adjustment, on its income statement.

Also, in December of 2002, the Company entered into an interest rate swap on $700 million of its student loan portfolio. This swap was not designated as a hedge under SFAS 133. Under the requirements outlined in SFAS 133, the Company is required to mark-to-market the value of the swap at the end of the quarter. However, since this swap did not qualify as a cash flow hedge, the mark-to-market adjustment was recorded to expense/(income) on the income statement. The fair market value of the interest rate swap was determined at June 30, 2003 to be a liability of the Company in the amount of $1,649,000. The Company recorded a credit booked as a reduction of the cost of interest income during the quarter of $308,000 (the difference between the fair market value of the swap at March 31, 2003 and at June 30, 2003) as a mark-to-market adjustment. The Company also recorded additional interest expense related to this interest rate swap (but not related to the mark-to-market adjustment) of $438,000 and $844,000 during the quarter and six months ended June 30, 2003, respectively.

Note 6—Sale of Common Stock

During the three and six months ended June 30, 2003 the Company received proceeds of $153,851 and $327,667 for the purchase of 130,334 and 292,500 shares, respectively, of common stock from the exercise of warrants and stock options.

Note 7—Subsequent Events

On July 1, 2003 the Company executed Amendment Number 3 (“Amendment”) to the Indenture dated October 18, 2002. The Amendment temporarily increases the Company’s warehouse line of credit from $500,000,000 to $750,000,000 for the period from July 1, 2003 to September 30, 2003.

On July 25, 2003 the Company was listed on the Nasdaq Small Cap exchange, under the symbol “EDLG.”

Report of Independent Accountants

To the Board of Directors and Stockholders

of Education Lending Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Education Lending Group, Inc. and its subsidiaries (the “Company”) as of June 30, 2003 and the related consolidated statements of operations and changes in stockholders’ deficit for each of the three-month and six-month periods ended June 30, 2003 and June 30, 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and June 30, 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, CA

August 11, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America. Preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. Actual results may differ from these estimates under different assumptions or conditions. Refer to the 10-KSB filed March 31, 2003 and to Note 1 to the Consolidated Financial Statements for the critical accounting policies of the Company. There have been no accounting changes during 2003. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements and the Notes thereto included in this report. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

The Company has incorporated Education Lending Services, Inc. (“ELS”) and Student Loan Xpress, Inc. (“SLX”) as wholly owned subsidiaries. In addition, a special purpose bankruptcy remote entity, Education Funding Resources, LLC (“EFR”), was formed by ELS, with ELS as its sole member, in order to facilitate the loan origination and funding process and secondary market acquisitions. The Company has also formed Education Funding Capital I, LLC (“EFC I”) to participate in the permanent financing securitization of its student loans assets. ELS is the sole member of EFC I. Additionally, the Company has formed Education Funding Capital Trust I and Education Funding Capital Trust II, both of which are Delaware corporations and wholly-owned subsidiaries of EFC I.

Education Lending Group, through its subsidiaries, markets products to the United States education loan industry, primarily through its participation in the Federal Family Education Loan Program (“FFELP”). The Company’s primary business is the origination of federally guaranteed student loans. The Company also bids to purchase student loans in the secondary market as pools of loans become available. In addition, the Company originates and purchases non-federally guaranteed private education loans.

Education Lending Group is primarily a make and hold lender. It is management’s intent to originate or purchase primarily federally guaranteed student loans and hold those loans on its balance sheet. From time to time, as market situations arise and circumstances warrant, the Company may sell some of these loans. However, as previously stated, it is the Company’s intention to hold the loans on its balance sheet.

The Company generates revenue in the following manner:

•	The Company earns interest income from the loans it holds on its books.

•	The Company earns interest income on the investment of idle cash.

•	When the Company does sell loans, it books a gain on sale of student loans on its income statement.

The Company has five marketing initiatives:

•	Consolidation Loan Originations

•	Traditional “Lender-List” Loan Originations

•	Secondary Market Purchases

•	School as Originator Loan Purchases

•	Direct Channel for Stafford and PLUS Loans

An allowance for loan losses has been established primarily as a reserve for estimated losses on the Company’s FFELP loan portfolio under the risk-sharing provisions of the Higher Education Act of 1965, as amended. Under these provisions, claims on defaulted FFELP student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss. The risk-sharing loss on these loans represents 2% of the claimed amount, including both principal and accrued interest.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003 and 2002

Earnings Summary

For the three months ended June 30, 2003, the Company’s net loss was $1.7 million, or $0.15 per share, compared to a net loss of $4.1 million, or $0.40 per share for the three months ended June 30, 2002. The decreased loss for the three months ended June 30, 2003 as compared to June 30, 2002 is attributable to higher revenues generated by higher loan balances in the June 30, 2003 quarter than in the June 30, 2002 quarter, partially offset by correspondingly higher interest related expenses, loan servicing fees and operating expenses. Additionally, the decreased loss for the three months ended June 30, 2003 as compared to June 30, 2002 is due to the sale of approximately $41.2 million of consolidation loans (the Company sold the consolidation loans during the period to raise cash for operations) which resulted in a gain on sale of roughly $1.8 million. Included in the Company’s operating expenses for the quarter are the payments made to marketing partners who advertise, identify and attract potential borrowers for the Company. As the loan volume for a particular period increases, marketing partner fees increase. These marketing partner fees are a significant portion of the Company’s expenses and include a non-cash charge related to vesting and mark-to-market adjustments of the performance based options awarded to certain marketing partners as discussed in Note 1 to the consolidated financial statements. These fees are a significant portion of the Company’s expenses and during the quarter ended June 30, 2003, represented 58% of the total operating expenses of the Company. Additionally, the Company increased its student loan asset base during the quarter by roughly $367 million to approximately $2.2 billion. Since the Company only earns an interest spread on the loans it holds on its balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in significant losses until such time as a significant scale of student loan assets is reached on the balance sheet.

Net Interest Income and Income after Provision for Loan Losses

Net interest income is derived largely from the Company’s portfolio of student loans and is the spread between interest earned on student loans and the Company’s cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, fees paid to a third party servicer to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the Department of Education, and amortization of premiums paid to acquire student loans. All servicing of the Company’s student loans is outsourced to third party servicers. Net interest income during the three months ended June 30, 2003 was $8,672,000. This was comprised of gross interest income of approximately $19,902,000 less costs of interest of approximately $11,230,000. This amount includes interest related costs of $10,496,000, loan servicing and other fees of approximately $1,042,000 and a mark-to-market adjustment of $308,000 (credit) for the interest rate swap entered into during the fourth quarter of 2002. For the quarter ended June 30, 2003, net interest income after the provision for loan losses was approximately $8,240,000. Net interest income for the three months ended June 30, 2002 was $1,227,000. This was comprised of gross interest income of approximately $4,196,000 less costs of interest income of approximately $2,969,000. These costs for the quarter ended June 30, 2002 include interest related costs of $2,653,000 and loan servicing and other fees of approximately $316,000. Net interest income after the provision for loan losses was approximately $1,085,000 for the quarter ended June 30, 2002. The increase in the net interest income earned by the Company during the quarter is a direct result of the increase in the student loan assets held by the Company over those held in the same quarter of the prior year. In addition, because the majority of the student loans held by the Company are consolidation loans (100% of the loans on its balance sheet at December 31, 2001 and approximately 97% of the loans on its balance sheet at December 31, 2002 and

June 30, 2003) which carry a fixed interest rate, coupled with the fact the Company’s borrowing costs have decreased (a function of the declining interest rate environment of the economy since June 30, 2002), the Company’s spread has increased which is reflected in the increased net interest income. A majority of the student loans held by the Company have been financed with proceeds from both the warehouse loan facility (variable interest rate financing based upon the commercial paper rate of the financial institution providing the facility) and the Series 2002 Notes (part of these notes bear interest on a variable rate basis adjusted monthly and part of these notes are fixed for a period of as long as 13 months before they begin to adjust monthly). Assuming a continued low interest rate environment, the Company’s interest cost will continue to decrease when the portions of the Series 2002 Notes with longer terms and fixed interest rates begin to adjust to variable interest rates adjusted monthly. The Company expects this to result in improvement to the net interest spread.

Gain on Sale of Student Loans

In general, the Company currently sells the majority of the loans it originates in the traditional “lender-list” marketing channel, SLX, while retaining loans originated in the consolidation marketing channel. The SLX business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frames, which correspond to the college disbursement calendar. For the three months ended June 30, 2003 the Company recorded approximately $631,000 as gain on the sale of student loans from SLX, compared with $37,000 during the three months ended June 30, 2002. This increase from the second quarter of 2002 to the second quarter of 2003 is attributable to having a full year of operations leading into the quarter whereas the second quarter of 2002 was the first full quarter of operations for SLX.

From time to time the Company may elect also to sell some portion of its consolidation loans. Accordingly, in addition to the sale of loans generated in the SLX business during the quarter ended June 30, 2003, the Company chose to sell approximately $41,200,000 of consolidation loans. This resulted in additional gain on sale of approximately $1,816,000 for the three months ended June 30, 2003 compared to no sales from this source in the quarter ended June 30, 2002. As a result, the Company had total gain on sale during the quarter ended June 30, 2003 of approximately $2,447,000 compared to $37,000 during the same period in 2002.

Other Income, net

Other income, net was approximately $10,000 and $4,000 for the three months ended June 30, 2003 and 2002, respectively. Other income consists primarily of late fees. The increase in other income is due primarily to increased late fees received which is directly related to the greater number of student loans held on the balance sheet at June 30, 2003 as compared to loans held at June 30, 2002.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $2,306,000 and $1,713,000 for the three months ended June 30, 2003 and 2002, respectively. General and administrative expenses are expenses associated with the infrastructure that supports the student loan operations, including but not limited to, consulting, rents and utilities, office supplies and salaries and benefits for the Company’s administrative and research and development employees. General and administrative expenses increased in the quarter ended June 30, 2003 from the quarter ended June 30, 2002 due to the continued growth of the Company’s operations related to originating and purchasing student loans. These costs increased primarily due to expenses associated with the addition of 15 general and administrative employees as compared to the same period in 2002. Since the Company began student loan operations late in 2001, it has rapidly increased its cost structure to accommodate the increased loan origination volumes. Included in general and administrative expenses for the quarter ended June 30, 2003 is a $175,000 non-cash charge related to the performance based options granted to employees, as discussed in Note 1 to the consolidated financial statements.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $10,072,000 and $3,487,000 for the three months ended June 30, 2003 and 2002, respectively. Sales and marketing expenses include costs incurred in marketing the Company’s student loan services through marketing partners, direct mailing costs, and salaries and benefits paid to the Company’s sales, marketing and call center employees. The increase in sales and marketing expenses for the 2003 quarter compared with the 2002 quarter was due to additional expenses incurred in connection with the setting up and expansion of student loan operations through increased employment of salaried sales and call center staff, an increased volume of applications (consolidation loan applications submitted for loan funding) processed by the Company, increased marketing partner expenses and an increased direct marketing effort through direct mailings. Fees paid to marketing partners to market the consolidation loan business were approximately $7,156,000 or 71% of the total sales and marketing expenses for the quarter ended June 30, 2003. This amount includes approximately $1,463,000 of non-cash charges related to expense associated with the vesting of performance based options awarded to some of the marketing partners as discussed above. Marketing partner fees were approximately $1,622,000 or 46% of total sales and marketing expense for the same period in 2002. Additionally, the June 30, 2003 quarter includes $115,000 in non-cash charges related to expense associated with employee performance based options as discussed above.

For the six months ended June 30, 2003 and 2002

Earnings Summary

For the six months ended June 30, 2003, the Company’s net loss was $2.9 million, or $0.25 per share, compared to a net loss of $8.9 million, or $0.91 per share for the six months ended June 30, 2002. The decreased loss for the six months ended June 30, 2003 as compared to June 30, 2002 is primarily attributable to the sale of approximately $247 million of consolidation loans (the Company sold the consolidation loans during the period to raise cash for operations) which resulted in a gain on sale of roughly $9.0 million. Also contributing to the reduced loss in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 are the higher revenues generated by higher loan balances in the six months ended June 30, 2003 than in the six months ended June 30, 2002, partially offset by correspondingly higher interest related expenses, loan servicing fees and operating expenses. Included in the Company’s operating expenses are payments made to marketing partners who advertise, identify and attract potential borrowers for the Company. As the loan volume for a particular period increases, marketing partner fees also increase. These marketing partner fees are a significant portion of the Company’s expenses and include the non-cash charge of approximately $1,463,000 related to vesting and mark-to-market adjustments of the performance based options awarded to certain marketing partners discussed in Note 1 to the consolidated financial statements. During the six months ended June 30, 2003, marketing partner fees represented 58% of the total operating expenses of the Company. Since the Company only earns an interest spread on the loans carried on its balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in significant losses until such time as a significant scale of student loan assets is reached on the balance sheet. Additionally, during the six months ended June 30, 2003 the Company increased its student loan asset base from the balance at December 31, 2002 by roughly $812 million to approximately $2.2 billion.

Net Interest Income and Interest Income after Provision for Loan Losses

Net interest income is derived largely from the Company’s portfolio of student loans that remain on the balance sheet and is the spread between interest earned on student loans and the Company’s cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, fees paid to a third party servicer to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the Department of Education and amortization of premiums paid to acquire student loans. All servicing of the Company’s student loans is outsourced to third party servicers. Net interest income for the six months ended June 30, 2003 was $13,323,000. This was comprised of gross interest income of approximately $34,806,000 less interest costs of approximately $21,483,000. Interest costs include interest related expenses of $19,103,000, a mark-to-market adjustment of $605,000 related to the interest rate swap entered into during the fourth quarter of 2002 and loan servicing and other fees of $1,775,000. For the six months ended June 30, 2003, net interest income after the provision for loan losses was approximately $12,336,000. Net interest income for the six months ended June 30, 2002 was $1,550,000. This was comprised of gross interest income of approximately $5,470,000 less costs of interest income of approximately $3,920,000. Costs of interest income include interest related expenses of $3,324,000 and loan servicing and other fees of $596,000 for the six months ended June 30, 2002. Net interest income after the provision for loan losses was approximately $1,245,000 for the six months ended June 30, 2002. The increase in the net interest income earned by the Company during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is a direct result of the increase in the student loan assets held by the Company at June 30, 2003. In addition, because the majority of the student loans held by the Company are consolidation loans (100% of the loans on its balance sheet at December 31, 2001 and approximately 97% of the loans on its balance sheet at December 31, 2002 and June 30, 2003) which carry a fixed interest rate, coupled with the fact the Company’s borrowing costs have decreased (a function of the declining interest rate environment of the economy since June 30, 2002), the Company’s spread has increased which is reflected in the increased net interest income. A majority of the student loans held by the Company have been financed with proceeds from both the warehouse loan facility (variable interest rate financing based upon the commercial paper rate of the financial institution providing the facility) and the Series 2002 Notes (part of these notes bear interest on a variable rate basis adjusted monthly and part of these notes are fixed for a period of as long as 13 months before they begin to adjust monthly). Assuming a continued low interest rate environment, the Company’s interest cost will continue to decrease when the portions of the Series 2002 Notes with longer terms and fixed interest rates begin to adjust to variable interest rates adjusted monthly. This will result in improvement to the net interest spread.

Gain on Sale of Student Loans

In general, the Company currently sells the majority of loans it originates in the traditional “lender-list” marketing channel, SLX, while retaining loans originated in the consolidation marketing channel. The SLX business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frames which correspond to the college disbursement calendar. For the six months ended June 30, 2003 approximately $1,570,000 was booked as gain on the sale of student loans from this entity compared with $41,000 during the six months ended June 30, 2002. The increase from the six months ended June 30, 2002 to the six months ended June 30, 2003 is attributable to having a full year of operations leading into the period, whereas SLX had only commenced operations in the first quarter of 2002 and therefore had neither a full six months of activity, nor an established pipeline from which to draw.

From time to time the Company may elect also to sell some portion of its consolidation loans. Accordingly, in addition to the sale of loans generated in the SLX business during the six months ended

June 30, 2003, the Company chose to sell approximately $247,000,000 of consolidation loans. This resulted in additional gain on sale of approximately $9,019,000 for the six months ended June 30, 2003 compared to no sales from this source in the first six months of 2002. As a result, the Company had total gain on sale during the six months ended June 30, 2003 of roughly $10,589,000 compared to $41,000 during the same period in 2002.

Other Income, net

Other income, net was approximately $17,000 and $5,000 for the six months ended June 30, 2003 and 2002, respectively. Other income consists primarily of late fees. The increase in other income is due primarily to increased late fees received as a result of a great number of student loans held on the balance sheet at June 30, 2003 as compared to loans held at June 30, 2002.

General and Administrative Expenses

The Company incurred general and administrative expenses of approximately $4,868,000 and $3,211,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was due to additional expenses incurred in connection with the continued growth of the Company’s operations related to originating and purchasing student loans, particularly costs associated with the addition of 15 general and administrative employees as compared to the same period in 2002. Since the Company began operations late in 2001, it has rapidly increased its cost structure to accommodate the increased loan origination volumes. Included in general and administrative expenses for the six months ended June 30, 2003 is a $175,000 non-cash charge related to the performance based options granted to employees, as discussed in Note 1 to the consolidated financial statements.

Sales and Marketing Expenses

The Company incurred sales and marketing expenses of approximately $20,919,000 and $6,985,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in sales and marketing expenses for 2003 compared with 2002 was due to additional expenses incurred in connection with the setting up and expansion of student loan operations through increased employment of salaried sales and call center staff, an increased volume of applications (consolidation loan applications submitted for loan funding) processed by the Company, increased marketing partner expenses and an increased direct marketing effort through direct mailings. Fees paid to marketing partners to market the consolidation loan business were approximately $14,906,000 or 71% of the total sales and marketing expenses for the six months ended June 30, 2003. This amount includes approximately $1,463,000 of non-cash charges related to expense associated with the vesting of performance based options awarded to some of the marketing partners as discussed above. Marketing partner fees were approximately $3,606,000 or 52% of total sales and marketing expense for the same period in 2002. Sales and call center staff expense was approximately $1,743,000 in the six months ended June 30, 2003 compared to roughly $1,266,000 for the same period in 2002, excluding approximately $115,000 of non-cash charges related to the performance based options granted to employees, as discussed in Note 1 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had operating cash and cash equivalents of approximately $2,963,000 (excluding restricted cash and investments). Since inception, the Company has financed its operations from debt and equity financings. During the three and six months ended June 30, 2003, the Company used cash of approximately $9,176,000 and $9,472,000, respectively, to fund its operations. During the three and six months ended June 30, 2003, the Company acquired property and equipment of approximately $399,000 and $575,000, respectively. At June 30, 2003, the Company had advances of roughly $310,094,000 outstanding against its warehouse loan facilities, reflecting $89,928,000 in net payments to the warehouse line during the six months then ended. The Company holds $984,500,000 and $993,568,000 from its Auction Rate Education Loan Backed Notes (“Series 2002 Notes” and “Series 2003 Notes,” respectively) at June 30, 2003. During the six months ended June 30, 2003, the Company’s net recorded loans increased $812,339,000 to $2,161,393,000. During the three and six months ended June 30, 2003, the Company received proceeds of approximately $154,000 and $328,000, respectively, net of issuance costs, for the purchase of 130,334 and 292,500 shares of common stock in connection with the exercise of warrants and stock options.

The Company has two warehouse loan facilities with financial institutions, of $500,000,000 and $19,000,000 respectively, that fund the origination and purchase of student loans. The original warehouse line established in August of 2001 expired in November 2002. The Company, with its subsidiary EFR as the borrower, replaced the loan facility with a new $500,000,000 warehouse loan facility in the fourth quarter of 2002. On January 3, 2003, the warehouse loan facility was temporarily increased to $750,000,000. On March 3, 2003, the warehouse loan facility was temporarily increased to $1,000,000,000. In April of 2003 the warehouse loan facility was reduced to $500,000,000 in connection with the issuance of the Series 2003 Notes in the amount of $1,000,000,000 and the transfer of student loans form the warehouse loan facility to the Series 2003 Notes financing. At June 30, 2003, the balance of the warehouse line was approximately $310,094,000. On July 1, 2003, the Company temporarily increased the warehouse loan facility from $500,000,000 to $750,000,000.

In May and August of 2002, the Company issued Series 2002 Notes of $525,000,000 and $500,000,000, respectively, in order to provide permanent financing opportunities for its consolidation loan operations. In April 2003, the Company issued Series 2003 Notes of $1,000,000,000 to provide additional permanent financings for its consolidation loan operations, as mentioned above. The Company is in compliance with all of its debt covenants.

The terms of the Series 2002 Notes and the Series 2003 Notes do not have any scheduled mandatory repayments of the outstanding notes. Paydowns of the notes are required to be made on interest payment dates as principal payments on the underlying student loans are received. The Series 2002 Notes have a final maturity date of June 1, 2042. The Series 2003 Notes have staggered final maturity dates as follows: $80,000,000 at March 15, 2007, $144,000,000 at December 15, 2011, $276,000,000 at December 15, 2017 and the remaining $500,000,000 at March 17, 2042.

The terms of the $500,000,000 warehouse loan facility do not have any scheduled mandatory repayments of outstanding borrowings. While the warehouse line is a 364-day facility that has renewal features, there are notice provisions that allow termination at the end of the 364-day period. If this notice were to be given, paydown of the warehouse facility would be required in October 2003. If the liquidity facility were renewed, paydown of the warehouse facility would be required in October 2005.

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

FORWARD LOOKING STATEMENTS AND OTHER RISK FACTORS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, including those affecting the interest rates borrowers pay on certain loans, the magnitude of certain loan subsidies and the related introduction of competitive loan programs by other lenders; the effects of changes in accounting standards; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the Company’s ability (or its ability to continue to retain a third party servicer) to service its loan portfolio in accordance with its contractual obligations; the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of the Company’s hedging policies; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates adequate to generate sufficient yields and margins; the Company’s success in expanding its guarantor relationships and products; whether risk-sharing expenses for defaults on new loan originations are offset by lower insurance premiums; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; the Company’s ability to derive incremental economic benefits from greater economies of scale as its portfolio grows; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

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

During the quarter ended June 30, 2003, the Company received proceeds of $153,851, net of issuance costs, related to the purchase of 130,334 shares of common stock in connection with the exercise of warrants and employee options. During the six months ended June 30, 2003, the Company received proceeds of $327,667, net of issuance costs, related to the purchase of 292,500 shares of common stock in connection with the exercise of warrants and employee options.

During the quarter and six months ended June 30, 2003, the Company granted additional stock options under its Stock Option Plan. The Company granted incentive stock options (net of cancellations) during the quarter and six months ended June 30, 2003 for the purchase of 133,120 and 319,337 shares, respectively, with an exercise price at the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

On July 25, 2003, after receiving approval from the Nasdaq Stock Market, the Company’s stock began trading on the Nasdaq SmallCap Market, under the ticker symbol “EDLG.”

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Stockholders of the Company held on June 2, 2003, the stockholders elected the seven nominees for the Board of Directors nominated by the Board: Robert deRose, Michael H. Shaut, Samuel Belzberg, C. David Bushley, Richard J. Hughes, Leo Kornfeld and Jeffrey E. Stiefler.

Voting for the election of directors was as follows:

	R. deRose	M. Shaut	S. Belzberg	C.D. Bushley	R.J.Hughes	L.Kornfeld	J. Steifler
For:	6,974,356	6,973,356	6,974,356	6,974,356	6,974,356	6,973,356	6,974,356
Against:	—	1,000	—	—	—	1,000	—
Abstention:	20	20	20	20	20	20	20
Broker / Non-Votes:	—	—	—	—	—	—	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

The exhibits listed below are filed as part of this document.

Exhibit Number	Description

10.1	Amendment No. 3 to Indenture dated October 18, 2002, among Education Funding Resources, LLC, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., certain financial institutions from time to time party thereto, Citicorp North America, Inc., Fifth Third Bank and Education Lending Services, Inc., dated July 1, 2003.

31.1	CEO Certification under Sarbanes-Oxley Act (Section 302)

31.2	CFO Certification under Sarbanes-Oxley Act (Section 302)

32.1	CEO Certification under Sarbanes-Oxley Act (Section 906)

32.2	CFO Certification under Sarbanes-Oxley Act (Section 906)

(b)	Form 8-K.

During the last quarter, the Company filed one Report on Form 8-K dated May 14, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	EDUCATION LENDING GROUP, INC.

	By:	/s/ JAMES G. CLARK
	Name:	James G. Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)