Form 10QSB
period 2003-09-30
EDUCATION LENDING GROUP INC
filed 2003-10-22
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding on September 30, 2003: 12,975,055, including treasury shares.

Transitional Small Business Format: YES  ☐  NO  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Student loans, net of loan loss reserve	$908,994,229	$401,839,983
Student loans, net of loan loss reserve (securitized)	1,832,958,659	947,213,769
Restricted cash and investments	127,881,369	113,995,355
Cash and cash equivalents	5,459,385	2,042,527
Interest & other receivables	24,433,822	9,306,708
Property and equipment, net	1,541,947	1,313,182
Deferred financing costs	8,542,983	4,306,537
Other	224,022	813,209

Total Assets	$2,910,036,416	$1,480,831,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$2,742,753	$699,893
Government payables Accrued expenses and other liabilities	7,043,751 7,933,430	4,976,425 7,746,605
Series 2002/2003 Notes	1,943,391,639	1,023,000,000
Warehouse loan facility	977,140,863	470,038,915

Total Liabilities	2,938,252,436	1,506,461,838

Commitments and Contingencies
Preferred stock—$0.001 par value, 10,000,000 shares authorized
Common stock—$0.001 par value, 40,000,000 shares authorized, 12,975,055 and 11,189,084 shares issued and outstanding, respectively	12,975	11,189
Additional paid in capital	12,555,289	8,219,678
Accumulated deficit	(39,564,785)	(33,861,435)
Accumulated other comprehensive loss	(1,219,499)	—

Total Stockholders’ Deficit	(28,216,020)	(25,630,568)

Total Liabilities and Stockholders’ Deficit	$2,910,036,416	$1,480,831,270

See accompanying notes to consolidated financial statements

Education Lending Group, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income:
Student loans, net	$23,193,398	$6,943,889	$57,422,202	$11,884,246
Investments	218,596	1,274,351	795,551	1,803,817

	23,411,994	8,218,240	58,217,753	13,688,063
Cost of Interest Income
Interest-related expenses	11,172,198	6,159,540	30,275,777	9,483,133
Valuation of interest rate swap	(869,559)	—	(265,017)	—
Loan servicing and other fees	1,152,099	503,432	2,926,772	1,099,532

Total Cost of Loan Financing	11,454,738	6,662,972	32,937,532	10,582,665
Net Interest Income	11,957,256	1,555,268	25,280,221	3,105,398

Less: Provision for losses	681,003	663,571	1,668,187	968,324

Interest income after provision	11,276,253	891,697	23,612,034	2,137,074
Other Income
Gain on sale of student loans	587,410	1,011,302	11,176,144	1,051,995
Other	33,672	7,640	51,042	13,032

Total Other Income	621,082	1,018,942	11,227,186	1,065,027
Operating Expenses:
General and administrative	3,057,671	2,451,996	7,925,804	5,662,511
Sales & marketing	11,657,053	9,663,979	32,576,310	16,649,290

Total Operating Expenses	14,714,724	12,115,975	40,502,114	22,311,801

Loss Before Income Tax Provision	(2,817,389)	(10,205,336)	(5,662,894)	(19,109,700)
Income tax provision	3,200	2,866	40,456	5,266

Net Loss	$(2,820,589)	$(10,208,202)	$(5,703,350)	$(19,114,966)

Net Loss Per Share:
Basic & diluted	$(0.23)	$(0.99)	$(0.49)	$(1.92)
Weighted average common shares outstanding:
Basic & diluted	12,085,134	10,306,509	11,604,215	9,962,192

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2003

(Unaudited)

	COMMON STOCK
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Loss
Balance, December 31, 2002	11,189,084	$11,189	$8,219,678	$(33,861,435)	$—	$(25,630,568)	$—
Issuance of common stock	1,785,971	1,786	2,506,711	—	—	2,508,497	—
Performance based options	—	—	1,828,900	—	—	1,828,900	—
Other comprehensive loss, net of taxes	—	—	—	—	(1,219,499)	(1,219,499)	(1,219,499)
Net loss, September 30, 2003	—	—	—	(5,703,350)	—	(5,703,350)	(5,703,350)

Balance at September 30, 2003	12,975,055	$12,975	$12,555,289	$(39,564,785)	$(1,219,499)	$(28,216,020)	$(6,922,849)

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net loss	$(5,703,350)	$(19,114,966)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash charges (Depreciation, amortization and option expense)	3,108,297	311,007
Provision for loan losses Valuation of interest rate swap	1,668,187 (265,017)	968,324 —
(Increase) decrease in assets:
Interest and other receivables	(15,127,113)	(6,190,664)
Other assets	589,187	(476,230)
Increase (decrease) in liabilities:
Accounts payable Government payable	1,997,624 2,067,325	866,888 5,847,557
Accrued expenses	(766,433)	7,439,921

Net cash used in operating activities	(12,431,293)	(10,348,163)

Cash flows from investing activities:
Origination/Purchase of student loans, net	(1,395,059,781)	(812,515,336)
Acquisition of property and equipment	(552,652)	(828,027)

Net cash used in investing activities	(1,395,612,433)	(813,343,363)

Cash flows from financing activities:
Net proceeds from warehouse loan facility	537,606,252	70,813,170
Net proceeds from Series 2002/2003 Notes	876,001,321	757,313,408
Payment of loan fees	(4,655,486)	(3,991,042)
Proceeds from issuance of stock	2,508,497	1,132,335

Net cash provided by financing activities	1,411,460,584	825,267,871

Net increase in cash	3,416,858	1,576,345
Cash and cash equivalents at beginning of period	2,042,527	1,705,113

Cash and cash equivalents at end of period	$5,459,385	$3,281,458

See accompanying notes to consolidated financial statements

Education Lending Group, Inc.

(Formerly Direct III Marketing, Inc.)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 1 – Statement of Accounting Principles

The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and are unaudited but include all normal recurring adjustments that Education Lending Group, Inc. (the “Company,” “us,” “our,” or “we”) considers necessary for a fair presentation of the results for all periods presented. These interim figures are not necessarily indicative of results for a full year.

These consolidated financial statements have been derived from and should be read in conjunction with the consolidated financial statements included in our 2002 Annual Report to the Securities and Exchange Commission on Form 10-KSB. Refer to the consolidated financial statements in the Form 10-KSB, filed March 31, 2003, for the year ended December 31, 2002 for additional details of the financial position of Education Lending Group, Inc., as well as a more detailed description of the accounting policies which have been continued without material change during 2003. The details included in the notes to the consolidated financial statements have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

Principles of Consolidation

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc. (“SLX”) and Education Lending Services, Inc. (“ELS”). SLX and ELS are our wholly owned subsidiaries. ELS consists of Education Funding Resources, LLC (“EFR”) and Education Funding Capital I, LLC (“EFC I”). (ELS is the sole member of EFR and EFC I). Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II and Education Funding Capital Trust III, all of which are Delaware corporations and wholly-owned subsidiaries of EFC I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Student Loans – Student loans, consisting of federally sponsored student loans guaranteed by third parties and alternative supplemental loans (not federally sponsored but guaranteed by other third parties) are carried at their purchase price, including unamortized premiums and unamortized origination fees. Loan fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest expense over the contractual life of the loan using the level-yield method. Deferred fees and costs associated with loans that have been repaid are recorded in expense in the period of repayment.

Student Loan Income and Net Interest Income – We recognize student loan income as earned, including amortization of premiums. We amortize the premiums and origination fees over the estimated life of the loan. With the guarantee on the student loans applicable to both principal and interest, we recognize interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in our portfolio which have lost their guaranteed status. Net interest income is derived largely from our portfolio of student loans that remain on the balance sheet and is the spread between interest earned on student loans and our cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, amortization of deferred financing costs, fees paid to a third party servicer to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the Department of Education, or DOE, and amortization of premiums paid to acquire student loans. All servicing of our student loans is currently outsourced to third party servicers.

Gain on Sale of Student Loans – We currently sell the majority of the Stafford and PLUS loans we originate. Additionally, from time to time, we may elect to sell consolidation loans. We book the sale during the period the loan is sold and record the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under Statement of Financial Accounting Standard (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). Student loans are sold with the servicing rights released. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying values of the related student loans sold. Deferred origination fees and expenses are recognized at the time of sale. In general, we currently sell the majority of the loans we originate in the school preferred lender-list marketing channel, while retaining consolidation loans. The school preferred lender-list business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frames, which corresponds to the college disbursement calendar.

Allowance for Student Loan Losses – We have established an allowance for potential losses on the existing balance sheet portfolio of student loans, both securitized and unsecuritized. These student loan assets are presented net of the respective allowances on the balance sheet. In evaluating the adequacy of the allowance for losses, we consider several factors, including trends in student loan claims rejected for payments by guarantors, default rates on alternative supplemental student loans and the amount of Federal Family Education Loan Program, or FFELP, loans held subject to two percent risk-sharing. The allowance is based on periodic evaluations of our loan portfolio, changes to federal student loan programs, current economic conditions and other relevant factors. We utilize these factors to estimate a projected default rate for our student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately ninety-eight percent (98%) of our student loan portfolio is guaranteed. The allowance for student loan losses is calculated by multiplying the principal balance of the student loans we carry on our balance sheet by two percent (2%) (the uninsured portion of the federally sponsored student loans on our balance sheet) and then multiplying that amount by the projected default rate. The projected default rate we utilize is based on industry norms and industry experience. The increases in the provision and allowance between periods are strictly related to the increase in the student loan assets held by us at the end of each period. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Marketing Partner Fees – We have established relationships with various third-party marketing partners to market student loans on our behalf. These fees represent a significant cost to us. SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”) establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. The provisions of this statement apply to all types of loans as well as to all types of lenders. SFAS 91 sets forth, among other matters, the accounting treatment for costs related to activities performed by the lender for advertising, soliciting potential borrowers, servicing existing loans, and other ancillary activities related to establishing and monitoring credit policies, supervision, and administration, stating that these types of expenses shall be charged to expense as incurred. SFAS 91 further specifies that costs incurred to identify and attract potential borrowers should be expensed as incurred. As such, fees we pay to our marketing partners are expensed during the period incurred. These fees are included in sales and marketing operating expenses in the income statement.

Additionally, some of these marketing partners have been awarded performance based stock options, which vest in relation to certain performance criteria being met by the partner. These options are accounted for under SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services” and FIN 28,” Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.” Under the guidelines established by these pronouncements, each quarter until performance under the marketing partner agreement is completed, we must record an expense related to the options that are vested as of the end of the quarter. This expense includes a charge equal to the fair market value of the options which vested during the quarter, and a mark-to-market adjustment for the options which vested in previous quarters. This non-cash charge is directly related to our stock price and will fluctuate from quarter to quarter based on the performance of our stock and the number of options which vest during the quarter. This expense is a component of marketing partner fees which are a component of the sales and marketing expenses line item on the income statement.

Restricted Cash and Investments – We periodically take draws against our warehouse loan facility to fund student loans and any premiums associated with them. The restricted cash and investments shown on the balance sheet reflects draws taken against the warehouse line which have not yet been used to fund student loans. These amounts are restricted to be used only to fund student loans and any premiums associated with them as outlined in the indentures. Additionally, we are required to maintain certain cash levels in our securitizations. Restricted cash and investments shown on the balance sheet reflect these cash balances and are restricted to use as outlined in the indentures.

Cash, Cash Equivalents and Credit Risk – We consider all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. We maintain our cash accounts at institutions that are insured by the Federal Deposit Insurance Corporation. At times, we may maintain cash balances that exceed the insurance limit of $100,000 per bank. However, we consider our credit risk associated with cash and cash equivalents to be minimal.

Interest and Other Receivables – Interest and other receivables consists of interest receivable on student loans, borrower payments received by third party servicers not yet sent to us, DOE fees reimbursable on loans sold, and premiums due on loans sold.

Software and Web-Site Development Costs – We capitalize the costs of software developed for internal use in compliance with Statement of Position, (“SOP”), 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF Issue 00-2 “Accounting for Web-Site Development Costs.” Capitalization of software developed for internal use and web-site development costs begins at the application development phase of the project. Amortization of software developed for internal use and web-site development costs begins when the software is placed in productive use, and is computed on a straight-line basis over the estimated useful life of the software, which typically ranges from one to three years.

Property and Equipment, net – Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Deferred Financing Costs – Direct costs associated with obtaining financing are capitalized and amortized into interest expense on a straight-line basis over the terms of the respective Series 2002 Notes, Series 2003 Notes and warehouse loan facility, (40 years for costs related to the Series 2002 Notes and Series 2003 Notes and 3 years for costs related to the warehouse loan facility) which approximates the effective interest method.

Derivatives and Hedging Activities—SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative is specifically designated as a hedge. The methodology by which a gain or loss is recognized depends upon whether the derivative may be specifically designated as a hedge. SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS 133,” SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. During the fourth quarter of 2002, we entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract (mark-to-market) was recognized during the period as an additional liability and treated as additional expense/(income) on our income statement. During the second quarter of 2003 we entered into an additional interest rate swap agreement, which was designated as and is effective as a cash flow hedge. This swap is also recorded in the accrued expenses and other liabilities section of the balance sheet. As this agreement qualifies as a cash flow hedge, changes in the agreement’s fair values (mark-to-market) are recorded in the other comprehensive loss section of the balance sheet rather than as an expense on the income statement. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

Employee Stock Options – Employee stock options are accounted for under APB 25, “Accounting for Stock Issued to Employees” (“APB 25”), using the intrinsic value method. Generally options granted to employees are fixed in nature, and the awards are made at fair market value on the date of grant, therefore no expense is required to be recognized. However, in 2003 certain employees were awarded performance based options. Since performance based options require variable plan accounting under the terms of APB 25, these options are marked-to-market quarterly over the vesting period of the options. Accordingly, we record this expense as a component of operating expenses on our income statement. These options may be forfeited as employees terminate or at the end of the year if the performance criteria are not met. Expense related to options forfeited under these circumstances will be reversed as appropriate. As with the marketing partner performance based options discussed above, these non-cash charges are directly related to our stock price and the amount of the expense recognized will increase or decrease as our stock price fluctuates.

Securitized Borrowings – Securitized borrowings are accounted for under SFAS 140. Under SFAS 140, securitizations that do not qualify for sales treatment are accounted for as secured borrowings. We retain a call on redeeming any series of the notes under our securitized borrowings. Accordingly, the requirements of paragraph nine of SFAS 140 have not been met and the transactions are therefore accounted for as secured borrowings in accordance with the provisions of paragraph 15 of SFAS 140.

Government Payables – We are required to pay the DOE a one-time 50 basis point origination fee on consolidation, Stafford and PLUS loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. Each fee is payable to the DOE. These fees due the DOE but not yet paid are shown as government payables.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair market value due to the short maturity of these instruments.

Income Taxes – We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are determined for temporary differences between the carrying amounts of assets or liabilities for book purposes versus tax purposes, based on the enacted tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized. We file a consolidated U.S. federal income tax return that includes our eligible subsidiaries.

Loss Per Common Share – Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the periods presented is equal to basic loss per share since any potential additional dilutive common shares are considered antidilutive and are therefore not included in the computation.

Liquidity and Business Risk – Our ability to continue business is subject to a variety of factors, which include, among other things, our ability to raise working capital and to generate profitable operations from the student loan business. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

Estimates – The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassifications – Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to presentation in the current-year consolidated financial statements.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have determined that SFAS 149 will not have a significant impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123,” (“SFAS 148”). SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. We are currently evaluating the impact adoption of SFAS 148 and, accordingly, SFAS 123, would have on our consolidated financial statements. We continue to account for our incentive based compensation using the intrinsic value method under APB 25. Had compensation cost for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, our net earnings and earnings per share would have been changed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,820,589)	$(10,208,202)	$(5,703,350)	$(19,114,966)
Deduct: total stock-based compensation expense determined under fair-value based method, net of tax effects	(200,174)	(241,870)	(652,077)	(695,080)

Pro forma net loss	$(3,020,763)	$(10,450,072)	$(6,355,427)	$(19,810,046)

Loss per share:
Basic & diluted, as reported	$(0.23)	$(0.99)	$(0.49)	$(1.92)
Basic & diluted, pro forma	$(0.25)	$(1.01)	$(0.55)	$(1.99)

As required by SFAS 123, we provide the following disclosure of hypothetical values for the net options issued during 2003. The net stock options granted during the quarter and nine months ended September 30, 2003 are valued at $8.95 and $5.36, respectively. These values were estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates of 3.93% and 3.88% were used for the quarter and nine months ended September 30, 2003, respectively; expected volatility of 92% and expected life of 9.33 years were used for both the quarter and nine months ended September 30, 2003.

Note 2 – Student Loans

We originate student loans on our own behalf and we purchase student loans from originating lenders. Our portfolio consists principally of loans originated under two federally sponsored programs: FFELP and the Health Education Assistance Loan Program, which is also known as HEAL. We also purchase alternative supplemental education loans. There are three principal categories of FFELP loans: consolidation loans, Stafford loans and PLUS loans. The nature of the student loans held at September 30, 2003 is as follows:

	Student Loans	Student Loans Securitized	Total
FFELP Loans:
Consolidation	$796,032,456	$1,820,776,973	$2,616,809,429
Stafford	97,118,821	—	97,118,821
PLUS	713,166	—	713,166

FFELP Subtotal	893,864,443	1,820,776,973	2,714,641,416
Alternative Supplemental Loans	9,943,741	—	9,943,741

Total Student Loans, gross	903,808,184	1,820,776,973	2,724,585,157
Capitalized costs, net of amortization	6,217,673	14,366,901	20,584,574
Loan loss reserve	(1,031,628)	(2,185,215)	(3,216,843)

Total student loans, net	$908,994,229	$1,832,958,659	$2,741,952,888

The activity relating to the student loan balances held during the period from December 31, 2002 through September 30, 2003 is as follows:

	Student Loans	Student Loans Securitized	Total
Balance at December 31, 2002	$401,839,983	$947,213,769	$1,349,053,752
Additions
Originations and Purchases	1,820,725,079	4,375,512	1,825,100,591
Capitalized Interest	950,763	6,467,985	7,418,748
Additions to Capitalized Costs	10,016,543	8,386,067	18,402,610
Reductions in Loan Loss Reserve	1,609,012	124,436	1,733,448
Deductions
Borrower Payments	(46,383,596)	(98,674,666)	(145,058,262)
Sales to Third Parties	(304,278,534)	—	(304,278,534)
Additions to Loan Loss Reserve	(2,178,414)	(1,215,753)	(3,394,167)
Reductions in Capitalized Costs	(6,460,086)	(533,578)	(6,993,664)
Other
Transfer to Securitizations	(967,005,485)	967,005,485	—
Other	158,964	(190,598)	(31,634)

Balance at September 30, 2003	$908,994,229	$1,832,958,659	$2,741,952,888

Note 3 – Student Loans – Loan Loss Reserve

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. We evaluate the adequacy of the provision for losses on our guaranteed student loan portfolio separately from our alternative supplemental loan portfolio. For our guaranteed student loan portfolio, we primarily consider trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98 percent of principal and accrued interest. Loans are placed on non-accrual status and charged off at the point that a loan claim is rejected for payment by guarantors.

For the alternative supplemental loans which are not guaranteed by third party guarantors, we primarily consider recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of our alternative supplemental loans have not matured to a point where predictable loan loss patterns have developed. Therefore, we rely on general industry data related to similar programs to determine the loan loss reserve. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. At September 30, 2003 all alternative supplemental loans are 100% guaranteed by third party guarantors.

The following table summarizes changes in the loan loss reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,566,097	$357,887	$1,592,669	$53,134
Provision	681,003	663,571	1,668,187	968,324
Charge-offs	(30,257)	0	(44,013)	0
Recoveries	0	0	0	0

Balance at end of period	$3,216,843	$1,021,458	$3,216,843	$1,021,458

The additions to the loan loss reserve are expensed on the income statement during the period incurred. The balance at the end of the period is netted against student loans outstanding and included in “Student Loans, net” on the balance sheet.

Note 4 – Warehouse Loan Facility and Securitization

We have a $500,000,000 warehouse loan facility and a $19,000,000 warehouse loan facility that we use to fund the origination and purchase of student loans. Our $500,000,000 loan facility was established in the fourth quarter of 2002. On July 1, 2003, we temporarily increased the warehouse loan facility from $500,000,000 to $750,000,000. On September 9, 2003 this loan facility was temporarily increased to $1,000,000,000. At September 30, 2003, the balance outstanding on the warehouse line was approximately $977,141,000. As of September 30, 2003, approximately $977,141,000 has been advanced against these facilities. Our $500,000,000 warehouse loan facility is governed by an indenture and other program documents which were entered into as of October 18, 2002, with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the commercial paper rate of the financial institution providing the liquidity facility, and was 1.52% at September 30, 2003. In addition to interest charges, we also pay trustee fees as well as a commitment fee on the unused portion of the facility. The warehouse facility includes a number of covenants and compliance features that we must meet to continue to make additional draws on the facility as well as to maintain the existing loan balances.

In April of 2003, we completed a $1,000,000,000 London Interbank Offer Rate (“LIBOR”)/auction rate student loan securitization that has been accounted for as a securitized borrowing. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by third party servicers. Interest rates for certain notes are tied to the three-month LIBOR plus an incremental amount ranging from 0.05% to 0.30%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than March 17, 2042. As long as the parity percentage is less than 100.5%, the notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. As described above, the securitization has been accounted for as a securitized borrowing in accordance with SFAS 140 as the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Series 2003 Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. At September 30, 2003 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in April, 2003

	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2003A-1	63,891,639	1.19%	n/a	3/15/2007
Series 2003A-2	144,000,000	1.24%	n/a	12/15/2011
Series 2003A-3	276,000,000	1.44%	n/a	12/15/2017
Series 2003A-4	75,000,000	1.17%	5/9/2003	3/15/2032
Series 2003A-5	75,000,000	1.14%	5/23/2003	3/15/2032
Series 2003A-6	100,000,000	1.14%	5/7/2003	3/17/2042
Series 2003A-7	100,000,000	1.11%	5/14/2003	3/17/2042
Series 2003A-8	100,000,000	1.13%	5/21/2003	3/17/2042
Series 2003B-1	50,000,000	1.13%	5/21/2003	3/17/2042

Total	$983,891,639

In May and August of 2002, we completed two auction rate student loan securitizations, $525,000,000 and $500,000,000, respectively, that have been accounted for as collateralized borrowings. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third party servicer. The notes bear interest at a rate determined by Dutch Auction and mature June 1, 2042. If certain parity percentages are not met, the notes are subject to mandatory redemption. As long as the parity percentage is less than 100.5%, the notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. The securitization has been accounted for as a collateralized borrowing in accordance with SFAS 140 as described above. Therefore, the securitization is included as student loans (securitized) and

Series 2002 Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. At September 30, 2003 principal amounts outstanding and interest rates on these notes were as follows:

$525,000,000 Auction Rate Education Loan Backed Notes Issued in May, 2002

	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-1	$75,000,000	1.14%	2/11/2003	6/1/2042
Series 2002A-2	73,650,000	1.15%	5/13/2003	6/1/2042
Series 2002A-3	75,000,000	1.14%	5/20/2003	6/1/2042
Series 2002A-4	67,800,000	1.16%	8/19/2003	6/1/2042
Series 2002A-5	64,500,000	1.12%	6/13/2002	6/1/2042
Series 2002A-6	66,000,000	1.13%	6/20/2002	6/1/2042
Series 2002A-7	66,000,000	1.13%	6/27/2002	6/1/2042
Series 2002B-1	33,700,000	1.20%	6/20/2002	6/1/2042

Total	$521,650,000

$500,000,000 Auction Rate Education Loan Backed Notes Issued in August, 2002

	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-8	$58,000,000	1.10%	9/23/2002	6/1/2042
Series 2002A-9	78,000,000	1.17%	10/24/2002	6/1/2042
Series 2002A-10	49,850,000	1.15%	9/3/2002	6/1/2042
Series 2002A-11	73,000,000	1.13%	9/9/2002	6/1/2042
Series 2002A-12	69,000,000	1.12%	9/12/2002	6/1/2042
Series 2002A-13	78,000,000	1.10%	9/16/2002	6/1/2042
Series 2002B-2	32,000,000	1.20%	9/18/2002	6/1/2042

Total	$437,850,000

Restricted cash and investments are restricted for the use of funding student loans and any premiums associated with them. Restricted cash and investments on the balance sheet represent advances from the warehouse loan facilities not yet used to fund student loans and associated premiums therewith as well as any reserves required by the indentures.

We are in compliance with the debt covenants on the warehouse loan facilities and both securitizations.

Note 5 – Interest Rate Swap

To better match the interest rate characteristics of our borrowings with our loan assets, from time to time we enter into interest rate swap agreements on portions of our portfolio. Management expects our hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

We use interest-rate swaps to convert floating-rate debt to fixed rates, in order to “lock-in” a desired spread between our interest-earning assets and interest-bearing liabilities. These swaps usually possess a term between one and one and one-half years, with a fixed pay rate and a receive rate indexed to rates paid on our borrowings. The specific terms and notional amounts of the swaps are determined based on costs to initiate swaps and the length of the agreements which may be entered into.

To take advantage of the low interest rate environment and in connection with the securitization discussed in Note 3, in April of 2003, we entered into an interest rate swap related to $350 million of our student loan portfolio. This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. In the second quarter of 2003 we recorded a $1,505,000 charge to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. The fair market value of the interest rate swap at September 30, 2003 was a liability of $1,219,000. Accordingly, we recorded a credit of $286,000 to accumulated other comprehensive loss during the third quarter. Further, during the quarter and nine months ended September 30, 2003, we recorded additional interest expense of $357,000 and $556,000, respectively, related to the interest rate swap, but not related to the mark-to-market adjustment, on our income statement.

To take advantage of the low interest rate environment in December of 2002, we entered into an interest rate swap on $700 million of our student loan portfolio. This swap was not designated as a hedge under SFAS 133. Under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. However, since this swap was not designated as a cash flow hedge, the mark-to-market adjustment was recorded to expense/(income) on the income statement. The fair market value of the interest rate swap was determined at September 30, 2003 to be a liability in the amount of $780,000. We recorded a credit booked as a reduction of the cost of interest income during the quarter of $870,000 (the difference between the fair market value of the swap at June 30, 2003 and at September 30, 2003) as a mark-to-market adjustment. We also recorded additional interest expense related to this interest rate swap (but not related to the mark-to-market adjustment) of $783,000 and $1,626,000 during the quarter and nine months ended September 30, 2003, respectively.

Note 6 – Sale of Common Stock

During the three and nine months ended September 30, 2003 we received proceeds of $2,180,830 and $2,508,497 for the issuance of 1,493,471 and 1,785,971 shares, respectively, of common stock from the exercise of warrants and employee stock options.

Our stock has been trading on the Nasdaq National Market System since September 18, 2003 under the symbol “EDLG.” On July 25, 2003 our stock was listed on the Nasdaq Small Cap exchange. Prior to that time, our stock had been traded on Nasdaq SmallCap Market’s Over-the-Counter Bulletin Board system.

Note 7 – Subsequent Events

In October of 2003 we temporarily increased our $500,000,000 warehouse line of credit to $1.2 billion. Additionally, the warehouse line of credit was renewed until October 2004.

Also in October our working capital line of credit was increased from $1,000,000 to $3,000,000.

Item 2.	Management’s Discussion and Analysis of Finan cial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America. Preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. Actual results may differ from these estimates. Refer to the 10-KSB we filed March 31, 2003 and to Note 1 to the Consolidated Financial Statements for our critical accounting policies. There have been no accounting changes during 2003. For a detailed discussion of the application of our critical accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto included in this report. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

OVERVIEW

Education Lending Group is a specialty finance company principally engaged in providing student loan products, services and solutions to students, parents, schools and alumni associations. Our business is focused on originating and purchasing guaranteed student loans through the Federal Family Education Loan Program, known as FFELP, including consolidation loans, Stafford loans and parent loans for undergraduate students (“PLUS”). We also offer and purchase alternative supplemental education loans that are guaranteed by a third party guarantor. At present, all of our student loans are serviced by third party servicers.

We were incorporated in Delaware on March 26, 1999 as Direct III Marketing, Inc. All of the outstanding shares of capital stock of the corporation were initially owned by Whirlwind Ventures, Inc., a public company incorporated in Florida. Whirlwind Ventures never had any business operations. On May 24, 1999, Whirlwind Ventures was merged into us. We were the surviving corporation and assumed all obligations and obtained all rights of Whirlwind Ventures. We changed our name from Direct III Marketing, Inc. to Education Lending Group, Inc. on May 21, 2002.

We have incorporated Education Lending Services, Inc. (“ELS”) and Student Loan Xpress, Inc. (“SLX”) as wholly-owned subsidiaries. In addition, a special purpose bankruptcy remote entity, Education Funding Resources, LLC (“EFR”), was formed by ELS, with ELS as its sole member, in order to facilitate the loan origination and funding process and secondary market acquisitions. We have also formed Education Funding Capital I, LLC (“EFC I”) to participate in the permanent financing securitization of our student loans assets. ELS is the sole member of EFC I. Additionally, we have formed Education Funding Capital Trust I, Education Capital Trust II and Education Funding Capital Trust III, all of which are Delaware corporations and wholly-owned subsidiaries of EFC I.

We generate revenue primarily by earning interest income on the loans we hold on our balance sheet. Additionally, when we sell loans, we book a gain on the sale of the loans on our income statement. In accordance with GAAP, we expense marketing partner fees as incurred. These fees have historically represented more than 50% of our operating expenses. As a make and hold lender, we will record net losses until our portfolio attains scale to generate net interest income sufficient to absorb our expenses, including these marketing partner fees.

An allowance for loan losses has been established primarily as a reserve for estimated losses on our FFELP loan portfolio under the risk-sharing provisions of the Higher Education Act of 1965, as amended. Under these provisions, claims on defaulted FFELP student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss. The risk-sharing loss on these loans represents 2% of the claimed amount, including both principal and accrued interest.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to September 30, 2002

Earnings Summary

For the three months ended September 30, 2003, our net loss was $2.8 million, or $0.23 per share, compared to a net loss of $10.2 million, or $0.99 per share for the three months ended September 30, 2002. The decreased loss for the three months ended September 30, 2003 as compared to September 30, 2002 is attributable to higher revenues generated by increased student loan assets in the September 30, 2003 quarter as compared to the September 30, 2002 quarter, partially offset by correspondingly higher interest-related expenses, loan servicing fees and operating expenses. Our student loan asset base at September 30, 2003 was $2.7 billion, compared to $2.2 billion at June 30, 2003 and $869 million at September 30, 2002. Included in our operating expenses for the quarter are the payments made to marketing partners who advertise, identify and attract potential borrowers for us. These marketing partners generally receive a one-time fee for each loan application they originate. Accordingly, as our new loan volume generated by marketing partners increases, our marketing partner fee expense increases. These fees are a significant portion of our expenses and during the quarter ended September 30, 2003, represented 59% of our total operating expenses. Since we only earn an interest spread on the loans we hold on our balance sheet, the marketing partner fee expense, along with other sales and marketing expenses, results in losses until such time as a significant scale of student loan assets is reached on our balance sheet.

Net Interest Income and Income after Provision for Loan Losses

Net interest income during the three months ended September 30, 2003 was $11,957,000. This was comprised of gross interest income of approximately $23,412,000 less costs of interest of approximately $11,455,000. This amount includes interest-related costs of $11,172,000, loan servicing and other fees of approximately $1,152,000 and a mark-to-market adjustment of $869,000 (credit) for the interest rate swap entered into during the fourth quarter of 2002. For the quarter ended September 30, 2003, net interest income after the provision for loan losses was approximately $11,276,000. Net interest income for the three months ended September 30, 2002 was $1,555,000. This was comprised of gross interest income of approximately $8,218,000 less costs of interest income of approximately $6,663,000. These costs for the quarter ended September 30, 2002 include interest-related costs of $6,160,000 and loan servicing and other fees of approximately $503,000. Net interest income after the provision for loan losses was approximately $892,000 for the quarter ended September 30, 2002. The increase in the net interest income we earned during the quarter is a direct result of the increase in the student loan assets we held over those held in the same quarter of the prior year. In addition, because the majority of the student loans we held are consolidation loans (approximately 97% and 96% of the loans on our balance sheets at December 31, 2002 and September 30, 2003, respectively) which carry a fixed interest rate, coupled with the fact our borrowing costs have decreased (a function of the low interest rate environment since September 30, 2002), our spread has increased. This is reflected in the increased net interest income.

Gain on Sale of Student Loans

For the three months ended September 30, 2003 we recorded approximately $587,000 as gain on the sale of Stafford and PLUS student loans, compared with $1,011,000 during the three months ended September 30, 2002. This decrease from the third quarter of 2002 to the third quarter of 2003 is due to a change in our process related to the sale of loans. Historically, we sold loans generated through our school preferred lender-list program within 30 days of initial disbursement. Due to changes in our arrangement with the purchaser of a portion of these loans, beginning with the third quarter of 2003, we hold loans on our balance sheet for 120 days after final disbursement. The change will push a portion of the sales into 2004, resulting in reduced gain on sale for the current period when compared to prior periods. At September 30, 2003, our total student loans on the balance sheet included approximately $39,527,000 of loans held for sale.

Other Income, net

Other income, net was approximately $34,000 and $8,000 for the three months ended September 30, 2003 and 2002, respectively. Other income consists primarily of late fees. The increase in other income is due primarily to increased late fees received which is directly related to the greater number of student loans held on the balance sheet at September 30, 2003 as compared to loans held at September 30, 2002.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $3,058,000 and $2,452,000 for the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses are expenses associated with the infrastructure that supports the student loan operations, including but not limited to, consulting, rents and utilities, office supplies and salaries and benefits for our administrative and research and development employees. General and administrative expenses increased in the quarter ended September 30, 2003 from the quarter ended September 30, 2002 due to the continued growth of our operations related to originating and purchasing student loans. These costs increased primarily due to expenses associated with the addition of 17 general and administrative employees as compared to the same period in 2002. Additionally, general and administrative expenses for the quarter ended September 30, 2003 were higher than those for the quarter ended September 30, 2002 due to higher legal costs related to SEC filings and consulting expense related to Sarbanes-Oxley compliance. Since we began student loan operations late in 2001, we have rapidly increased our cost structure to accommodate the increased loan origination volumes.

Sales and Marketing Expenses

We incurred sales and marketing expenses of approximately $11,657,000 and $9,664,000 for the three months ended September 30, 2003 and 2002, respectively. Sales and marketing expenses include costs incurred in marketing our student loan services through marketing partners, direct mailing costs, and salaries and benefits paid to our sales, marketing and Education Finance Loan Center employees. The increase in sales and marketing expenses for the 2003 quarter compared with the 2002 quarter was due to additional expenses incurred in connection with the expansion of student loan operations through increased employment of sales and Education Finance Loan Center staff, the increased volume of applications (consolidation loan applications submitted for loan funding) that we processed, increased marketing partner expenses and an increased direct marketing effort through direct mailings. Fees paid to marketing partners to market consolidation loans were approximately $8,718,000 or 75% of the total sales and marketing expenses for the quarter ended September 30, 2003. Marketing partner fees were approximately $7,367,000 or 76% of total sales and marketing expense for the same period in 2002.

Nine Months Ended September 30, 2003 Compared to September 30, 2002

Earnings Summary

For the nine months ended September 30, 2003, our net loss was $5.7 million, or $0.49 per share, compared to a net loss of $19.1 million, or $1.92 per share for the nine months ended September 30, 2002. The decreased loss for the nine months ended September 30, 2003 as compared to September 30, 2002 is primarily attributable to the sale of approximately $247 million of consolidation loans (we sold the consolidation loans during the period to raise cash for operations) which resulted in a gain on sale of approximately $9.0 million. Also contributing to the reduced loss in the nine months ended September 30,

2003 as compared to the nine months ended September 30, 2002 are the higher revenues generated by our increased student loan assets in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, partially offset by correspondingly higher interest-related expenses, loan servicing fees and operating expenses. Our student loan asset base at September 30, 2003 was $2.7 billion, a $1.4 billion increase from the $1.3 billion student loan portfolio we held at December 31, 2002. At September 30, 2002, we held $0.9 million of student loans on our balance sheet. Included in our operating expenses are payments made to marketing partners who advertise, identify and attract potential borrowers for us. These marketing partners generally receive a one-time fee for each loan application they originate. Accordingly, as our new loan volume generated by marketing partners increases, our marketing partner fee expense increases. These marketing partner fees are a significant portion of our expenses and include the non-cash charge of approximately $1,458,000 related to vesting and mark-to-market adjustments of the performance based options awarded to certain marketing partners, as discussed in Note 1 to the consolidated financial statements. During the nine months ended September 30, 2003, marketing partner fees represented 58% of our total operating expenses. Since we only earn an interest spread on the loans we carry on our balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in losses until such time as a significant scale of student loan assets held on the balance sheet is reached.

Net Interest Income and Interest Income after Provision for Loan Losses

Net interest income for the nine months ended September 30, 2003 was $25,280,000. This was comprised of gross interest income of approximately $58,218,000 less interest costs of approximately $32,938,000. Interest costs include interest-related expenses of $30,276,000, a mark-to-market adjustment of $265,000 (credit) related to the interest rate swap entered into during the fourth quarter of 2002 and loan servicing and other fees of $2,927,000. For the nine months ended September 30, 2003, net interest income after the provision for loan losses was approximately $23,612,000. Net interest income for the nine months ended September 30, 2002 was $3,105,000. This was comprised of gross interest income of approximately $13,688,000 less costs of interest income of approximately $10,583,000. Costs of interest income include interest-related expenses of $9,483,000 and loan servicing and other fees of $1,100,000 for the nine months ended September 30, 2002. Net interest income after the provision for loan losses was approximately $2,137,000 for the nine months ended September 30, 2002. The increase in the net interest income we earned during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is a direct result of the increase in the student loan assets we held at September 30, 2003. In addition, because the majority of the student loans we hold are consolidation loans (approximately 97% and 96% of the loans on our balance sheets at December 31, 2002 and September 30, 2003, respectively) which carry a fixed interest rate, coupled with the fact our borrowing costs have decreased (a function of the low interest rate environment since September 30, 2002), our spread has increased. This is reflected in the increased net interest income.

Gain on Sale of Student Loans

For the nine months ended September 30, 2003 approximately $11,176,000 was booked as gain on the sale of student loans from this entity compared with $1,052,000 during the nine months ended September 30, 2002. The increase from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is attributable to having a full year of operations leading into the period, whereas we had only commenced operations through the school preferred lender-list channel in the first quarter of 2002 and therefore had neither a full nine months of activity, nor an established pipeline from which to draw. Due to changes in our arrangement with the purchaser of a portion of these loans, beginning with the third quarter of 2003, we will hold loans on our balance sheet for 120 days after final disbursement. The change will push a portion of these sales into 2004, resulting in reduced gain on sale when compared to prior periods. At September 30, 2003, our total student loans on the balance sheet included approximately $39,527,000 of loans held for sale.

From time to time we may also elect to sell some portion of our consolidation loans. Accordingly, in addition to the sale of loans generated in the school preferred lender-list channel during the nine months ended September 30, 2003, we chose to sell approximately $247,000,000 of consolidation loans. This resulted in additional gain on sale of approximately $9,019,000 for the nine months ended September 30, 2003 compared to no sales from this source in the first nine months of 2002. As a result, we had total gain on sale during the nine months ended September 30, 2003 of approximately $11,176,000 compared to $1,052,000 during the same period in 2002.

Other Income, net

Other income, net was approximately $51,000 and $13,000 for the nine months ended September 30, 2003 and 2002, respectively. Other income consists primarily of late fees. The increase in other income is due primarily to increased late fees received as a result of a great number of student loans held on the balance sheet at September 30, 2003 as compared to loans held at September 30, 2002.

General and Administrative Expenses

We incurred general and administrative expenses of approximately $7,926,000 and $5,663,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily due to additional expenses incurred in connection with the continued growth of our operations related to originating and purchasing student loans, particularly costs associated with the addition of 17 general and administrative employees as compared to the same period in 2002. Since we began operations late in 2001, we have rapidly increased our cost structure to accommodate the increased loan origination volumes. Included in general and administrative expenses for the nine months ended September 30, 2003 is a non-cash charge of approximately $180,000 related to performance based options granted to employees, as discussed in Note 1 to the consolidated financial statements. Additionally, general and administrative expenses for the nine months ended September 30, 2003 were higher than those for the nine months ended September 30, 2002 due to higher legal costs related to SEC filings, consulting expense related to Sarbanes-Oxley compliance and liability insurance premiums.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $32,576,000 and $16,649,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in sales and marketing expenses for 2003 compared with 2002 was due to additional expenses incurred in connection with the expansion of student loan operations through increased employment of sales and Education Finance Loan Center staff, an increased volume of applications (consolidation loan applications submitted for loan funding) that we processed, increased marketing partner expenses and an increased direct marketing effort through direct mailings. Fees paid to marketing partners to market consolidation loans were approximately $23,624,000 or 73% of total sales and marketing expenses for the nine months ended September 30, 2003. This amount includes approximately $1,458,000 of non-cash charges related to expense associated with the vesting of performance based options awarded to some of the marketing partners as discussed above. Marketing partner fees were approximately $10,974,000 or 66% of total sales and marketing expense for the same period in 2002. Sales and Education Finance Loan Center staff expense for the nine months ended September 30, 2003 includes approximately $117,000 of non-cash charges related to performance based options granted to employees, as discussed in Note 1 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had operating cash and cash equivalents of approximately $5,459,000 (excluding restricted cash and investments). Since inception, we have financed our operations from debt and equity financings. During the three and nine months ended September 30, 2003, we used cash of approximately $2,958,000 and $12,431,000, respectively, to fund our operations. During the nine months ended September 30, 2003, we acquired property and equipment of approximately $553,000. At September 30, 2003, we had advances of approximately $977,141,000 outstanding against our warehouse loan facilities. We hold $959,500,000 and $983,892,000 from our LIBOR/Auction Rate Education Loan Backed Notes issued in 2002 and 2003 (“Series 2002 Notes” and “Series 2003 Notes”), respectively at September 30, 2003. During the nine months ended September 30, 2003, our net recorded loans increased $1,392,899,000 to $2,741,953,000. During the three and nine months ended September 30, 2003, we received proceeds of approximately $2,181,000 and $2,508,000, respectively, net of issuance costs, for the issuance of 1,493,471 and 1,785,971 shares of common stock in connection with the exercise of warrants and employee stock options.

We have a $500,000,000 warehouse loan facility and a $19,000,000 warehouse loan facility which we use to fund the origination and purchase of student loans. Our $500,000,000 loan facility was established in the fourth quarter of 2002. On January 3, 2003, this warehouse loan facility was temporarily increased to $750,000,000. On March 3, 2003, the warehouse loan facility was temporarily increased to $1,000,000,000. In April of 2003 the warehouse loan facility was reduced to $500,000,000 in connection with the issuance of the Series 2003 Notes in the amount of $1,000,000,000 and the transfer of student loans from the warehouse loan facility to the Series 2003 Notes financing. On July 1, 2003, we temporarily increased the warehouse loan facility from $500,000,000 to $750,000,000. On September 9, 2003 this loan facility was temporarily increased to $1,000,000,000. On October 6, 2003, this loan facility was temporarily increased to $1,200,000,000. At September 30, 2003, the balance outstanding on the warehouse line was approximately $977,141,000. We must comply with certain covenants in the warehouse loan facility agreements. These include, but are not limited to, financial covenants such as excess spread, asset coverage ratio, net consolidation ratio and default ratio, limits on the concentration of certain types of student loans purchased with proceeds from the warehouse loan, maintaining the status of the issuer as a single purpose bankruptcy remote limited liability company and ensuring that amendments to the Higher Education Act do not reduce the rate of return earned under the warehouse loan.

In May and August of 2002, we issued Series 2002 Notes of $525,000,000 and $500,000,000, respectively, in order to provide permanent financing opportunities for our consolidation loan operations. In April 2003, we issued Series 2003 Notes of $1,000,000,000 to provide additional permanent financings for our consolidation loan operations, as mentioned above. The interest rates for the Series 2002 Notes are determined by Dutch Auction. The interest rates of some of the Series 2003 Notes are tied to the three-month LIBOR rate plus an incremental amount ranging from 0.05% to 0.30%, while the rates of other Series 2003 Notes bear interest at a rate determined by Dutch Auction.

We do not have any scheduled mandatory repayment obligations under the Series 2002 Notes or the Series 2003 Notes. Paydowns of the notes are required to be made on interest payment dates as principal payments on the underlying student loans are received. The Series 2002 Notes have a final maturity date of June 1, 2042. The Series 2003 Notes have staggered final maturity dates as follows: $80,000,000 at March 15, 2007, $144,000,000 at December 15, 2011, $276,000,000 at December 15, 2017 and the remaining $500,000,000 at March 17, 2042.

We also do not have any scheduled mandatory repayment obligations under the $500,000,000 warehouse loan facility. Upon notice from the lender, this facility can be terminated at the end of the 364-day period. If this notice were to be given, paydown of the warehouse facility would be required in October 2004.

We are in compliance with all of our debt covenants.

Cash required to meet operating expenses is dependent on the principal amount of our loan originations each month. We are currently able to meet our operating cash requirements from borrowing against the value of the student loans originated each month. Management believes that we have sufficient access to financing to meet expenses in the foreseeable future. We have a $3,000,000 line of credit available for working capital needs. No draws have been made on this line to date. This line of credit expires in June 2004. Management believes additional working capital, if needed, can be raised through additional security offerings or the sale of a portion of our student loan portfolio.

FORWARD-LOOKING STATEMENTS AND OTHER RISK FACTORS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, including those affecting the interest rates borrowers pay on certain loans, the magnitude of certain loan subsidies and the related introduction of competitive loan programs by other lenders; the effects of changes in accounting standards; actual credit losses we experience in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates we pay for our funding and receive on our loan portfolio; our ability to service our loan portfolio in accordance with its contractual obligations (or our ability to continue to retain a third party servicer); the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of our hedging policies; our ability to acquire or originate loans in the amounts anticipated and with interest rates adequate to generate sufficient yields and margins; our success in expanding our guarantor relationships and products; whether risk-sharing expenses for defaults on new loan originations are offset by lower insurance premiums; our ability to utilize alternative sources of funding, including our ability to continue to securitize loan portfolios; our ability to derive incremental economic benefits from greater economies of scale as our portfolio grows; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

Item 3.	Controls and Pro cedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, our principal executive officer and principal financial officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMA TION

Item 1.	Lega l Proceedings

None.

Item 2.	Changes In Securities and Use of Proceeds

During the quarter ended September 30, 2003, we received proceeds of $2,180,830, net of issuance costs, related to the issuance of 1,493,471 shares of common stock in connection with the exercise of warrants and employee options. During the nine months ended September 30, 2003, we received proceeds of $2,508,497, net of issuance costs, related to the purchase of 1,785,971 shares of common stock in connection with the exercise of warrants and employee stock options.

During the quarter and nine months ended September 30, 2003, we granted additional stock options under our Stock Option Plan. We granted incentive stock options (net of cancellations) during the quarter and nine months ended September 30, 2003 for the purchase of 50,858 and 383,195 shares, respectively, with an exercise price at the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

Our stock has been trading on the Nasdaq National Market System since September 18, 2003 under the symbol “EDLG.” On July 25, 2003 our stock was listed on the Nasdaq Small Cap exchange. Prior to that time, our stock had been traded on Nasdaq SmallCap Market’s Over-the-Counter Bulletin Board system.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Inf ormation

Not applicable.

Item 6.	Exhibits and Reports o n Form 8-K

(a) Exhibits.

The exhibits listed below are filed as part of this document.

Exhibit Number	Description
31.1	CEO Certification under Sarbanes-Oxley Act (Section 302)
31.2	CFO Certification under Sarbanes-Oxley Act (Section 302)
32.1	CEO Certification under Sarbanes-Oxley Act (Section 906)
32.2	CFO Certification under Sarbanes-Oxley Act (Section 906)

(b) Form 8-K.

During the quarter ended September 30, 2003, we filed two Reports on Form 8-K. They were dated July 24, 2003 and August 11, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2003	EDUCATION LENDING GROUP, INC.

	By:	/s/ James G. Clark

	Name:	James G. Clark
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)