Form 10QSB/A
period 2003-09-30
EDUCATION LENDING GROUP INC
filed 2003-10-23
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

We are filing this amendment to our Form 10-QSB for the period ended September 30, 2003, to adjust supplemental information included in “Note 2 – Student Loans”, to the consolidated financial statements. We are amending our disclosure in that note to show all of the information included in “Originations and Purchases” and “Sales to Third Parties” on a gross rather than net basis. Accordingly, those line items have been amended as reflected below. This information does not impact any of the numbers in our consolidated financial statements and is provided only for supplemental purposes. There are no other changes to our Form 10-QSB.

Note 2 – Student Loans

The activity relating to the student loan balances held during the period from December 31, 2002 through September 30, 2003 is as follows:

	Student Loans	Student Loans Securitized	Total
Balance at December 31, 2002	$401,839,983	$947,213,769	$1,349,053,752
Additions
Originations and Purchases	1,900,480,632	4,375,512	1,904,856,144
Capitalized Interest	950,763	6,467,985	7,418,748
Additions to Capitalized Costs	10,016,543	8,386,067	18,402,610
Reductions in Loan Loss Reserve	1,609,012	124,436	1,733,448
Deductions
Borrower Payments	(46,383,596)	(98,674,666)	(145,058,262)
Sales to Third Parties	(384,034,087)	—	(384,034,087)
Additions to Loan Loss Reserve	(2,178,414)	(1,215,753)	(3,394,167)
Reductions in Capitalized Costs	(6,460,086)	(533,578)	(6,993,664)
Other
Transfer to Securitizations	(967,005,485)	967,005,485	—
Other	158,964	(190,598)	(31,634)

Balance at September 30, 2003	$908,994,229	$1,832,958,659	$2,741,952,888

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2003	EDUCATION LENDING GROUP, INC.

	By:	/s/ James G. Clark

	Name:	James G. Clark
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

3