Form 10QSB/A
period 2003-03-31
EDUCATION LENDING GROUP INC
filed 2004-02-27
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATION OF AMENDMENT

            As announced in a press release dated February 26, 2004, as the result of a $468,000 computational error, Education Lending Group, Inc. is restating its consolidated results for the first, second and third quarters of 2003. Loan servicing set-up fees should have been written off against the "gain on sale" instead of continuing to be amortized when the related consolidated loans were sold. We are filing this Form 10-QSB/A to report the results for the first quarter of 2003, as restated and as discussed in Note 3 to the Consolidated Financial Statements. Other than as set forth below, the restatement does not impact any of the financial or other information set forth in the original filing of our Form 10-QSB for the period ended March 31, 2003. Effective as of December 31, 2003, Education Lending Group, Inc. is no longer a small business issuer. In the future, we will report our quarterly results on Form 10-Q and our annual results on Form 10-K.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

EDUCATION LENDING GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(restated)

	(Unaudited)

ASSETS
Student loans, net of loan loss reserve	$840,801,450	$401,839,983
Student loans, net of loan loss reserve (securitized)	952,763,683	947,213,769
Restricted cash and investments	83,881,811	113,995,355
Cash and cash equivalents	5,647,439	2,042,527
Interest & other receivables	13,671,735	9,306,708
Property and equipment, net	1,394,166	1,313,182
Deferred financing costs	4,824,796	4,306,537
Other	484,092	813,209

Total Assets	$1,903,469,172	$1,480,831,270

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Accounts payable	$4,079,521	$699,893
Government payable	6,031,086	4,976,425
Accrued expenses and other liabilities	7,408,940	7,746,605
Series 2002 notes	1,013,000,000	1,023,000,000
Warehouse loan facility	900,001,221	470,038,915

Total Liabilities	1,930,520,768	1,506,461,838

Preferred stock - $0.001 par value, 10,000,000 shares authorized
Common stock - $0.001 par value, 40,000,000 shares authorized, 11,351,250 and 11,189,084 shares issued and outstanding, respectively	11,351	11,189
Additional paid in capital	8,393,332	8,219,678
Accumulated deficit	(35,456,279)	(33,861,435)

Total Stockholders’ (Deficit)	(27,051,596)	(25,630,568)

Total Liabilities and Stockholders’ (Deficit)	$1,903,469,172	$1,480,831,270

See accompanying notes

EDUCATION LENDING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
	(restated)

Interest income:
Student loans, net	$14,712,652	$1,250,260
Investments	190,905	25,653

	14,903,557	1,275,913
Cost of interest income
Interest related expenses	8,607,003	670,941
Valuation of interest rate swap	912,702	—
Loan servicing and other fees	733,977	280,294

Total cost of interest income	10,253,682	951,235
Net interest income	4,649,875	324,678

Less: provision for loan losses	548,262	162,895

Net interest income/(expense) after provision for loan losses	4,101,613	161,783

Other income
Gain on sale of student loans	7,741,418	4,076
Other	7,045	212

Total other income	7,748,463	4,288
Operating expenses:
General and administrative	2,562,113	1,493,952
Sales & marketing	10,846,751	3,503,001

Total operating expenses	13,408,864	4,996,953

Loss before income tax provision	(1,558,788)	(4,830,882)
Income tax provision	36,056	0

Net loss	$(1,594,844)	$(4,830,882)

Net loss per share:
Basic & Diluted	$(0.14)	$(0.51)
Weighted average common shares outstanding:
Basic & Diluted	11,311,164	9,406,417

See accompanying notes

EDUCATION LENDING GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For the Three Months Ended March 31, 2003
(Unaudited)

	Common Stock

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2002	11,189,084	$11,189	$8,219,678	$(33,861,435)	$(25,630,568)
Issuance of common stock	162,166	162	173,654		173,816
Net loss, March 31, 2003 (restated)				(1,594,844)	(1,594,844)

Balance at March 31, 2003 (restated)	11,351,250	$11,351	$8,393,332	$(35,456,279)	$(27,051,596)

See accompanying notes

EDUCATION LENDING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
	(restated)

Cash Flows From Operating Activities:
Net loss	$(1,594,844)	$(4,830,882)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	294,230	66,326
Provision for loan losses	548,262	162,895
Valuation of interest rate swap	912,702	—
(Increase) decrease in assets:
Interest and other receivables	(4,365,026)	(823,425)
Other assets	329,118	(46,718)
Increase (decrease) in liabilities:
Accounts payable	3,379,628	502,950
Government payable	1,054,661	901,819
Accrued expenses	(1,250,367)	1,799,895

Net cash (used in) operating activities	(691,636)	(2,267,140)

Cash flows from investing activities:
Origination/Purchase of student loans	(445,194,159)	(136,728,116)
Acquisition of property and equipment	(176,717)	(630,810)

Net cash (used in) investing activities	(445,370,876)	(137,358,926)

Cash flows from financing activities:
Net proceeds from credit facility	471,601,403	138,196,307
Net payments on Series 2002 Notes	(21,525,554)	—
Payment of loan fees	(582,241)	(50,000)
Proceeds from issuance of stock	173,816	470,000

Net cash provided by financing activities	449,667,424	138,616,307

Net increase (decrease) in cash	3,604,912	(1,009,759)
Cash and cash equivalents at beginning of period	2,042,527	1,705,113

Cash and cash equivalents at end of period	$5,647,439	$695,354

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

	March 31, 2003 (restated)	March 31, 2002

Net loss, as reported	$(1,594,844)	$(4,830,882)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(207,748)	(218,363)

Pro forma net loss	$(1,802,592)	$(5,049,245)
Loss per share:
Basic & Diluted as Reported	(0.14)	($0.51)
Basic & Diluted pro forma	(0.16)	($0.54)

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

Note 3-Restatement of Quarterly Results

During our review of our 2003 year-end financial statements we discovered a computational error related to the sale of consolidation loans during the first and second quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidation loans were sold.  We have restated our consolidated financial statements to reflect the changes related to this adjustment.  Following is a summary of the changes to our consolidated balance sheet at March 31, 2003, and for our consolidated statement of income and our consolidated statement of cash flows for the three months ended March 31, 2003.

Consolidated Balance Sheet as of March 31, 2003	As previously reported	As restated

Student loans, net of loan loss reserve (securitized)	$953,159,016	$952,763,683
Total assets	1,903,864,505	1,903,469,172
Accumulated deficit	(35,060,946)	(35,456,279)
Total stockholders' deficit	(26,656,263)	(27,051,596)

Consolidated Statement of Operations for the three months ended March 31, 2003	As previously reported	As restated

Loan servicing and other fees	$739,414	$733,977
Gain on sale of student loans	8,142,188	7,741,418
Net loss	(1,199,511)	(1,594,844)
Net loss per share	(0.11)	(0.14)

Weighted average common shares outstanding
Basic & Diluted	11,311,164	11,311,164

Consolidated Statement of Cash Flows for the three months ended March 31, 2003	As previously reported	As restated

Net Loss	$(1,199,511)	$(1,594,844)
Net cash used in operating activities	(296,303)	(691,636)
Origination/purchase of student loans	(445,589,492)	(445,194,159)
Net cash used in investing activities	(445,766,209)	(445,370,876)

Report of Independent Accountants

To the Board of Directors and Stockholders
of Education Lending Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Education Lending Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2003 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the three-month period ended March 31, 2003. These interim financial statements are the responsibility of the Company’s management. The consolidated statements of operations, changes in stockholders’ deficit and cash flows for the three-month period ended March 31, 2002 were reviewed by other independent accountants.

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

Based on our review, after the restatement described in Note 3, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

PricewaterhouseCoopers LLP
Los Angeles, CA
May 12, 2003, except for Note 3, as to which the date is February 19, 2004

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

            As announced in a press release dated February 26, 2004, as the result of a $468,000 computational error, Education Lending Group, Inc. is restating its consolidated results for the first, second and third quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidated loans were sold. We are filing this Form 10-QSB/A to report the results for the first quarter of 2003, as restated and as discussed in Note 3 to the Consolidated Financial Statements. Other than as set forth below, the restatement does not impact any of the financial or other information set forth in the original filing of our Form 10-QSB for the period ended March 31, 2003. Effective as of December 31, 2003, Education Lending Group, Inc. is no longer a small business issuer. In the future, we will report our quarterly results on Form 10-Q and our annual results on Form 10-K. Amounts impacted by the restatement referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by the restatement are restated below.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

Earnings Summary

For the three months ended March 31, 2003, the Company’s net loss calculated was $(1.6) million, or $(0.14) per share, compared to a net loss of $(4.8) million, or $(0.51) per share for the three months ended March 31, 2002. The decreased loss for the period is attributable mostly to the sale of approximately $206 million of consolidation loans (the Company sold the consolidation loans during the period to raise cash for operations) which resulted in gain on sale of roughly $6.8 million. The Company expenses during the period included the payments made to marketing partners who advertise, identify and attract potential borrowers for the Company. As the loan volume for a particular period increases, marketing partner fees increase. These marketing partner fees are a significant portion of the Company’s expenses. During the quarter, these marketing partner fees represented 58% of the total operating expenses of the Company. Additionally, the Company increased its student loan asset base during the quarter by roughly $445,000,000 to approximately $1,794,000,000. Since the Company only earns an interest spread on the loans added to its balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in significant losses until such time as a significant scale of student loan assets is reached on the balance sheet.

Net Interest Income

Net interest income is derived largely from the Company’s portfolio of student loans that remain on the balance sheet and is the spread between interest earned on student loans and the Company’s cost of generating that interest income. All servicing of the Company’s student loans is outsourced to third party servicers. For the three months ended March 31, 2003, loan servicing and other fees were approximately $734,000 compared to approximately $280,000 for the three months ended March 31, 2002. The cost of interest income on the income statement consists of the costs paid to a third party servicer to service the loans, interest expense on the warehouse facility and permanent financings, amortization of the Department of Education fees, and amortization of premiums paid to acquire student loans. Net interest income during the three months ended March 31, 2003 was $4,600,000. This was comprised of gross interest income of approximately $14,900,000 less interest costs (including the mark to the market adjustment of $912,702 for the interest rate swap entered into during the fourth quarter of 2002) of approximately $10,300,000. Net interest income after the provision for loan losses was approximately $4,100,000. Net interest income during the three months ended March 31, 2002 was $325,000. This was comprised of gross interest income of approximately $1,276,000 less interest costs of approximately $951,000. Net interest income after the provision for loan losses was approximately $162,000. The increase in the net interest income earned by the Company during the quarter is a direct result of the increase in the student loan assets held by the Company.

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

In addition to the sale of loans generated in the SLX business during the quarter, the Company also chose to sell approximately $206,000,000 of consolidation loans. This resulted in additional gain on sale of approximately $6,800,000 for the three months ended March 31, 2002 compared to no sales from this source in the first quarter of 2002. As a result, the Company had total gain on sale during the three months ended March 31, 2003 of roughly $7,700,000 compared to $4,000 during the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, the Company had operating cash and cash equivalents of approximately $5,600,000, (excluding restricted cash and investments). Since inception the Company has financed its operations from debt and equity financings. During the three months ended March 31, 2003, the Company used cash of approximately $692,000 to fund its operations. During the three months ended March 31, 2003, the Company acquired property and equipment of approximately $200,000. For the three months ended March 31, 2003, the Company has been advanced $900,001,221 ($471,601,403 of this amount was advanced in the first quarter of 2003) from the warehouse loan facilities and holds $1,013,000,000 from the Auction Rate Education Loan Backed Notes (“Series 2002 Notes”) at March 31, 2003. During the three months ended March 31, 2003, the Company had funded approximately $445,000,000 in student loans. During the three months ended March 31, 2003, the Company received proceeds of $173,816, net of issuance costs, related to the purchase of 162,166 shares of common stock in connection with the exercise of warrants and employee stock options.

Item 3.

Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB/A, our principal executive officer and principal financial officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) require specific modifications to insure that all financial reporting and disclosures are accurate. We are in the process of developing improved internal control processes and expect to implement them during the first quarter of 2004.  We believe these changes will enhance the accuracy of all future financial reports.

PART II.  OTHER INFORMATION

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

Date: February 27, 2004	EDUCATION LENDING GROUP, INC.
	By:	/s/ JAMES G. CLARK

	Name:	James G. Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)