Form 10QSB/A
period 2003-06-30
EDUCATION LENDING GROUP INC
filed 2004-02-27
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No.1)

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

EXPLANATION OF AMENDMENT

As announced in a press release dated February 26, 2004, as the result of a $468,000 computational error, Education Lending Group, Inc. is restating its consolidated results for the first, second and third quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidation loans were sold. We are filing this Form 10-QSB/A to report the results for the quarter and six months ended June 30, 2003, as restated and as discussed in Note 3 to the Consolidated Financial Statements. Other than as set forth below, the restatement does not impact any of the financial or other information set forth in the original filing of our Form 10-QSB for the period ended June 30,2003. Effective as of December 31,2003, Education Lending Group, Inc. is no longer a small business issuer. In the future, we will report our quarterly results on Form 10-Q and our annual results on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (restated)	December 31, 2002
	(Unaudited)
ASSETS
Student loans, net of loan loss reserve	$290,094,774	$401,839,983
Student loans, net of loan loss reserve (securitized)	1,870,823,328	947,213,769
Restricted cash and investments	80,242,813	113,995,355
Cash and cash equivalents	2,963,416	2,042,527
Interest & other receivables	17,845,171	9,306,708
Property and equipment, net	1,685,278	1,313,182
Deferred financing costs	8,642,800	4,306,537
Other	654,104	813,209

Total Assets	$2,272,951,684	$1,480,831,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$1,368,727	$699,893
Government payables	4,545,208	4,976,425
Accrued expenses and other liabilities	7,288,706	7,746,605
Series 2002/2003 Notes	1,978,068,249	1,023,000,000
Warehouse loan facility	310,093,855	470,038,915

Total Liabilities	2,301,364,745	1,506,461,838

Preferred stock—$0.001 par value, 10,000,000 shares authorized
Common stock—$0.001 par value, 40,000,000 shares authorized, 11,481,584 and 11,189,084 shares issued and outstanding, respectively	11,481	11,189
Additional paid in capital	10,299,810	8,219,678
Accumulated deficit	(37,219,353)	(33,861,435)
Accumulated other comprehensive loss	(1,504,999)	—

Total Stockholders’ Deficit	(28,413,061)	(25,630,568)

Total Liabilities and Stockholders’ Deficit	$2,272,951,684	$1,480,831,270

See accompanying Notes to consolidated financial statements

Education Lending Group, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003 (restated)	2002	2003 (restated)	2002
Interest Income:
Student loans, net	$19,516,152	$3,690,098	$34,228,804	$4,940,357
Investments	386,050	505,458	576,955	529,466

	19,902,202	4,195,556	34,805,759	5,469,823
Cost of Interest Income
Interest related expenses	10,496,576	2,652,653	19,103,579	3,323,593
Valuation of interest rate swap	(308,160)	—	604,542	—
Loan servicing and other fees	1,035,379	315,806	1,762,988	596,100

Total Cost of Loan Financing	11,223,795	2,968,459	21,471,109	3,919,693
Net Interest Income	8,678,407	1,227,097	13,334,650	1,550,130

Less: Provision for losses	432,554	141,858	987,184	304,753

Interest income after provision	8,245,853	1,085,239	12,347,466	1,245,377
Other Income
Gain on sale of student loans	2,360,474	36,617	10,101,892	40,693
Other	10,325	3,534	17,370	5,392

Total Other Income	2,370,799	40,151	10,119,262	46,085
Operating Expenses:
General and administrative	2,306,020	1,712,842	4,868,133	3,210,515
Sales & marketing	10,072,506	3,486,831	20,919,257	6,985,311

Total Operating Expenses	12,378,526	5,199,673	25,787,390	10,195,826

Loss Before Income Tax Provision	(1,761,874)	(4,074,283)	(3,320,662)	(8,904,364)
Income tax provision	1,200	1,600	37,256	2,400

Net Loss	$(1,763,074)	$(4,075,883)	$(3,357,918)	$(8,906,764)

Net Loss Per Share:
Basic & diluted	$(0.15)	$(0.40)	(0.30)	$(0.91)
Weighted average common shares outstanding:
Basic & diluted	11,433,758	10,113,806	11,372,803	9,763,056

See accompanying Notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2003

(Unaudited)

	COMMON STOCK
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balance, December 31, 2002	11,189,084	$11,189	$8,219,678	$(33,861,435)	—	$(25,630,568)	—
Issuance of common stock	292,500	292	327,375	—	—	327,667	—
Performance based options	—	—	1,752,757	—	—	1,752,757	—
Other comprehensive loss	—	—	—	—	$(1,504,999)	(1,504,999)	$(1,504,999)
Net loss, June 30, 2003 (restated)	—	—	—	(3,357,918)	—	(3,357,918)	(3,357,918)

Balance at June 30, 2003 (restated)	11,481,584	$11,481	$10,299,810	$(37,219,353)	$(1,504,999)	$(28,413,061)	$(4,862,917)

See accompanying Notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003 (restated)	2002
Cash Flows From Operating Activities:
Net loss	$(3,357,918)	$(8,906,764)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash charges (Depreciation, amortization and option expense)	2,541,532	169,158
Provision for loan losses	987,184	304,753
Valuation of interest rate swap	604,542	—
(Increase) decrease in assets:
Interest and other receivables	(8,538,463)	(2,380,394)
Other assets	159,105	(1,641,950)
Increase (decrease) in liabilities:
Accounts payable	623,732	2,190,962
Government payable	(431,217)	—
Accrued expenses	(2,536,092)	2,050,517

Net cash used in operating activities	(9,947,595)	(8,213,718)

Cash flows from investing activities:
Origination/Purchase of student loans	(813,159,549)	(256,217,268)
Acquisition of property and equipment	(575,463)	(708,240)

Net cash used in investing activities	(813,735,012)	(256,925,508)

Cash flows from financing activities:
Net payments to credit facility	(89,927,948)	(260,956,887)
Net proceeds from Series 2002/2003 Notes	918,803,679	525,000,000
Payment of loan fees	(4,599,902)	(1,726,500)
Proceeds from issuance of stock	327,667	1,117,500

Net cash provided by financing activities	824,603,496	263,434,113

Net increase (decrease) in cash	920,889	(1,705,113)
Cash and cash equivalents at beginning of period	2,042,527	1,705,113

Cash and cash equivalents at end of period	$2,963,416	$0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003 (restated)	2002	2003 (restated)	2002
Net loss, as reported	$(1,763,074)	$(4,075,883)	$(3,357,918)	$(8,906,764)
Deduct: total stock-based compensation expense determined under fair-value based method, net of tax effects	(238,827)	(234,847)	(446,575)	(453,210)

Pro forma net loss	$(2,001,901)	$(4,310,730)	$(3,804,493)	$(9,359,974)

Loss per share:
Basic & diluted, as reported	$(0.15)	$(0.40)	$(0.30)	$(0.91)
Basic & diluted, pro forma	$(0.18)	$(0.43)	$(0.33)	$(0.96)

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

There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. The nature of the student loans held at June 30, 2003 are as follows:

Loans Held by Type

As of June 30, 2003

	Student Loans	Student Loans Securitized	Total
FFELP Loans:
Stafford	$48,410,635	$—	$48,410,635
PLUS	2,073,475	—	2,073,475
Consolidation	227,330,535	1,860,107,241	2,087,437,776

FFELP Subtotal	277,814,645	1,860,107,241	2,137,921,886
Private Loans	9,825,401	—	9,825,401

Total Student Loans, gross	287,640,046	1,860,107,241	2,147,747,287
Capitalized costs, net of amortization	2,788,498	12,948,414	15,736,912
Loan loss reserve	(333,770)	(2,232,327)	(2,566,097)

Total student loans, net	$290,094,774	$1,870,823,328	$2,160,918,102

The activity in the student loan balances held during the period from December 31, 2002 through June 30, 2003 is as follows:

	Student Loans	Student Loans Securitized	Total
Balance at December 31, 2002	$401,839,983	$947,213,769	$1,349,053,752
Additions
Originations and Purchases	1,190,099,096	1,564,918	1,191,664,014
Capitalized Interest	626,079	3,255,757	3,881,836
Additions to Capitalized Costs	6,480,619	7,199,362	13,679,981
Reductions in Loan Loss Reserve	1,541,357	69,497	1,610,854
Deductions
Borrower Payments	(30,728,016)	(55,838,979)	(86,566,995)
Sales to Third Parties	(302,188,127)	—	(302,188,127)
Additions to Loan Loss Reserve	(1,412,653)	(1,179,886)	(2,592,539)
Reductions in Capitalized Costs	(6,353,337)	(765,358)	(7,118,695)
Other
Transfer to Securitizations	(969,972,482)	969,472,975	(499,507)
Other	162,255	(168,727)	(6,472)

Balance at 6/30/03	$290,094,774	$1,870,823,328	$2,160,918,102

Note 3-Restatement of Quarterly Results

During our review of our 2003 year-end financial statements we discovered a computational error related to the sale of consolidation loans during the first and second quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidation loans were sold. We have restated our consolidated financial statements to reflect the changes related to this adjustment. Following is a summary of the changes to our consolidated balance sheet at June 30, 2003, our consolidated statement of income for the three and six months ended June 30, 2003, and our consolidated statement of cash flows for the six months ended June 30, 2003.

Consolidated Balance Sheet as of June 30, 2003	As previously reported	As restated
Student loans, net of loan loss reserve (securitized)	$1,871,298,485	$1,870,823,328
Total assets	2,273,426,841	2,272,951,684
Accumulated deficit	(36,744,196)	(37,219,353)
Total stockholders’ deficit	(27,937,904)	(28,413,061)

Consolidated Statement of Operations	As previously reported Three months ended June 30, 2003	As restated Three months ended June 30, 2003	As previously reported Six months ended June 30, 2003	As restated Six months ended June 30, 2003
Loan servicing and other fees	$1,041,627	$1,035,379	$1,774,673	$1,762,988
Gain on sale of student loans	2,446,546	2,360,474	10,588,734	10,101,892
Net loss	(1,683,250)	(1,763,074)	(2,882,761)	(3,357,918)
Net loss per share	(0.15)	(0.15)	(0.25)	(0.30)

Weighted average common shares outstanding:
Basic & diluted	11,433,758	11,433,758	11,372,803	11,372,803

Consolidated Statement of Cash Flows for the six months ended June 30, 2003	As previously reported	As restated
Net loss	$(2,882,761)	$(3,357,918)
Net cash used in operating activities	(9,472,438)	(9,947,595)
Origination/purchase of student loans	(813,634,706)	(813,159,549)
Net cash used in investing activities	(814,210,169)	(813,735,012)

Report of Independent Accountants

To the Board of Directors and Stockholders

of Education Lending Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Education Lending Group, Inc. and its subsidiaries (the “Company”) as of June 30, 2003 and the related consolidated statements of operations and changes in stockholders’ deficit for each of the three-month and six-month periods ended June 30, 2003 and June 30, 2002 and the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and June 30, 2002. These interim financial statements are the responsibility of the Company’s management.

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

August 11, 2003, except for Note 3, as to which the date is February 19, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As announced in a press release dated February 26, 2004, as the result of a $468,000 computational error, Education Lending Group, Inc. is restating its consolidated results for the first, second and third quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidation loans were sold. We are filing this Form 10-QSB/A to report the results for the quarter and six months ended June 30, 2003, as restated and as discussed in Note 3 to the Consolidated Financial Statements. Other than as set forth below, the restatement does not impact any of the financial or other information set forth in the original filing of our Form 10-QSB for the period ended June 30,2003. Effective as of December 31,2003, Education Lending Group, Inc. is no longer a small business issuer. In the future, we will report our quarterly results on Form 10-Q and our annual results on Form 10-K. Amounts referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by the restatement are restated below.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003 and 2002

Earnings Summary

For the three months ended June 30, 2003, the Company’s net loss was $1.8 million, or $0.15 per share, compared to a net loss of $4.1 million, or $0.40 per share for the three months ended June 30, 2002. The decreased loss for the three months ended June 30, 2003 as compared to June 30, 2002 is attributable to higher revenues generated by higher loan balances in the June 30, 2003 quarter than in the June 30, 2002 quarter, partially offset by correspondingly higher interest related expenses, loan servicing fees and operating expenses. Additionally, the decreased loss for the three months ended June 30, 2003 as compared to June 30, 2002 is due to the sale of approximately $41.2 million of consolidation loans (the Company sold the consolidation loans during the period to raise cash for operations) which resulted in a gain on sale of roughly $1.7 million. Included in the Company’s operating expenses for the quarter are the payments made to marketing partners who advertise, identify and attract potential borrowers for the Company. As the loan volume for a particular period increases, marketing partner fees increase. These marketing partner fees are a significant portion of the Company’s expenses and include a non-cash charge related to vesting and mark-to-market adjustments of the performance based options awarded to certain marketing partners as discussed in Note 1 to the consolidated financial statements. These fees are a significant portion of the Company’s expenses and during the quarter ended June 30, 2003, represented 58% of the total operating expenses of the Company. Additionally, the Company increased its student loan asset base during the quarter by roughly $367 million to approximately $2.2 billion. Since the Company only earns an interest spread on the loans it holds on its balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in significant losses until such time as a significant scale of student loan assets is reached on the balance sheet.

Net Interest Income and Income after Provision for Loan Losses

Net interest income is derived largely from the Company’s portfolio of student loans and is the spread between interest earned on student loans and the Company’s cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, fees paid to a third party servicer to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the Department of Education, and amortization of premiums paid to acquire student loans. All servicing of the Company’s student loans is outsourced to third party servicers. Net interest income during the three months ended June 30, 2003 was $8,678,000. This was comprised of gross interest income of approximately $19,902,000 less costs of interest of approximately $11,224,000. This amount includes interest related costs of $10,497,000, loan servicing and other fees of approximately $1,035,000 and a mark-to-market adjustment of $308,000 (credit) for the interest rate swap entered into during the fourth quarter of 2002. For the quarter ended June 30, 2003, net interest income after the provision for loan losses was approximately $8,246,000. Net interest income for the three months ended June 30, 2002 was $1,227,000. This was comprised of gross interest income of approximately $4,196,000 less costs of interest income of approximately $2,969,000. These costs for the quarter ended June 30, 2002 include interest related costs of $2,653,000 and loan servicing and other fees of approximately $316,000. Net interest income after the provision for loan losses was approximately $1,085,000 for the quarter ended June 30, 2002. The increase in the net interest income earned by the Company during the quarter is a direct result of the increase in the student loan assets held by the Company over those held in the same quarter of the prior year. In addition, because the majority of the student loans held by the Company are consolidation loans (100% of the loans on its balance sheet at December 31, 2001 and approximately 97% of the loans on its balance sheet at December 31, 2002 and June 30, 2003) which carry a fixed interest rate, coupled with the fact the Company’s borrowing costs have decreased (a function of the declining interest rate environment of the economy since June 30, 2002), the Company’s spread has increased which is reflected in the increased net interest income. A majority of the student loans held by the Company have been financed with proceeds from both the warehouse loan facility (variable interest rate financing based upon the commercial paper rate of the financial institution providing the facility) and the Series 2002 Notes (part of these notes bear interest on a variable rate basis adjusted monthly and part of these notes are fixed for a period of as long as 13 months before they begin to adjust monthly). Assuming a continued low interest rate environment, the Company’s interest cost will continue to decrease when the portions of the Series 2002 Notes with longer terms and fixed interest rates begin to adjust to variable interest rates adjusted monthly. The Company expects this to result in improvement to the net interest spread.

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

From time to time the Company may elect also to sell some portion of its consolidation loans. Accordingly, in addition to the sale of loans generated in the SLX business during the quarter ended June 30, 2003, the Company chose to sell approximately $41,200,000 of consolidation loans. This resulted in additional gain on sale of approximately $1,730,000 for the three months ended June 30, 2003 compared to no sales from this source in the quarter ended June 30, 2002. As a result, the Company had total gain on sale during the quarter ended June 30, 2003 of approximately $2,360,000 compared to $37,000 during the same period in 2002.

For the six months ended June 30, 2003 and 2002

Earnings Summary

For the six months ended June 30, 2003, the Company’s net loss was $3.4 million, or $0.30 per share, compared to a net loss of $8.9 million, or $0.91 per share for the six months ended June 30, 2002. The decreased loss for the six months ended June 30, 2003 as compared to June 30, 2002 is primarily attributable to the sale of approximately $247 million of consolidation loans (the Company sold the consolidation loans during the period to raise cash for operations) which resulted in a gain on sale of roughly $8.5 million. Also contributing to the reduced loss in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 are the higher revenues generated by higher loan balances in the six months ended June 30, 2003 than in the six months ended June 30, 2002, partially offset by correspondingly higher interest related expenses, loan servicing fees and operating expenses. Included in the Company’s operating expenses are payments made to marketing partners who advertise, identify and attract potential borrowers for the Company. As the loan volume for a particular period increases, marketing partner fees also increase. These marketing partner fees are a significant portion of the Company’s expenses and include the non-cash charge of approximately $1,463,000 related to vesting and mark-to-market adjustments of the performance based options awarded to certain marketing partners discussed in Note 1 to the consolidated financial statements. During the six months ended June 30, 2003, marketing partner fees represented 58% of the total operating expenses of the Company. Since the Company only earns an interest spread on the loans carried on its balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in significant losses until such time as a significant scale of student loan assets is reached on the balance sheet. Additionally, during the six months ended June 30, 2003 the Company increased its student loan asset base from the balance at December 31, 2002 by roughly $812 million to approximately $2.2 billion.

Net Interest Income and Interest Income after Provision for Loan Losses

Net interest income is derived largely from the Company’s portfolio of student loans that remain on the balance sheet and is the spread between interest earned on student loans and the Company’s cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, fees paid to a third party servicer to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the Department of Education and amortization of premiums paid to acquire student loans. All servicing of the Company’s student loans is outsourced to third party servicers. Net interest income for the six months ended June 30, 2003 was $13,335,000. This was comprised of gross interest income of approximately $34,806,000 less interest costs of approximately $21,471,000. Interest costs include interest related expenses of $19,103,000, a mark-to-market adjustment of $605,000 related to the interest rate swap entered into during the fourth quarter of 2002 and loan servicing and other fees of $1,763,000. For the six months ended June 30, 2003, net interest income after the provision for loan losses was approximately $12,347,000. Net interest income for the six months ended June 30, 2002 was $1,550,000. This was comprised of gross interest income of approximately $5,470,000 less costs of interest income of approximately $3,920,000. Costs of interest income include interest related expenses of $3,324,000 and loan servicing and other fees of $596,000 for the six months ended June 30, 2002. Net interest income after the provision for loan losses was approximately $1,245,000 for the six months ended June 30, 2002. The increase in the net interest income earned by the Company during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is a direct result of the increase in the student loan assets held by the Company at June 30, 2003. In addition, because the majority of the student loans held by the Company are consolidation loans (100% of the loans on its balance sheet at December 31, 2001 and approximately 97% of the loans on its balance sheet at December 31, 2002 and June 30, 2003) which carry a fixed interest rate, coupled with the fact the Company’s borrowing costs have decreased (a function of the declining interest rate environment of the economy since June 30, 2002), the Company’s spread has increased which is reflected in the increased net interest income. A majority of the student loans held by the Company have been financed with proceeds from both the warehouse loan facility (variable interest rate financing based upon the commercial paper rate of the financial institution providing the facility) and the Series 2002 Notes (part of these notes bear interest on a variable rate basis adjusted monthly and part of these notes are fixed for a period of as long as 13 months before they begin to adjust monthly). Assuming a continued low interest rate environment, the Company’s interest cost will continue to decrease when the portions of the Series 2002 Notes with longer terms and fixed interest rates begin to adjust to variable interest rates adjusted monthly. This will result in improvement to the net interest spread.

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

From time to time the Company may elect also to sell some portion of its consolidation loans. Accordingly, in addition to the sale of loans generated in the SLX business during the six months ended

June 30, 2003, the Company chose to sell approximately $247,000,000 of consolidation loans. This resulted in additional gain on sale of approximately $8,532,000 for the six months ended June 30, 2003 compared to no sales from this source in the first six months of 2002. As a result, the Company had total gain on sale during the six months ended June 30, 2003 of roughly $10,102,000 compared to $41,000 during the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had operating cash and cash equivalents of approximately $2,963,000 (excluding restricted cash and investments). Since inception, the Company has financed its operations from debt and equity financings. During the three and six months ended June 30, 2003, the Company used cash of approximately $9,256,000 and $9,948,000, respectively, to fund its operations. During the three and six months ended June 30, 2003, the Company acquired property and equipment of approximately $399,000 and $575,000, respectively. At June 30, 2003, the Company had advances of roughly $310,094,000 outstanding against its warehouse loan facilities, reflecting $89,928,000 in net payments to the warehouse line during the six months then ended. The Company holds $984,500,000 and $993,568,000 from its Auction Rate Education Loan Backed Notes (“Series 2002 Notes” and “Series 2003 Notes,” respectively) at June 30, 2003. During the six months ended June 30, 2003, the Company’s net recorded loans increased $811,864,000 to $2,160,918,000. During the three and six months ended June 30, 2003, the Company received proceeds of approximately $154,000 and $328,000, respectively, net of issuance costs, for the purchase of 130,334 and 292,500 shares of common stock in connection with the exercise of warrants and stock options.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

The exhibits listed below are filed as part of this document.

Exhibit Number	Description

10.1*	Amendment No. 3 to Indenture dated October 18, 2002, among Education Funding Resources, LLC, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., certain financial institutions from time to time party thereto, Citicorp North America, Inc., Fifth Third Bank and Education Lending Services, Inc., dated July 1, 2003.

31.1	CEO Certification under Sarbanes-Oxley Act (Section 302)

31.2	CFO Certification under Sarbanes-Oxley Act (Section 302)

32.1	CEO Certification under Sarbanes-Oxley Act (Section 906)

32.2	CFO Certification under Sarbanes-Oxley Act (Section 906)

(b)	Form 8-K.

During the last quarter, the Company filed one Report on Form 8-K dated May 14, 2003.

*	Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2004	EDUCATION LENDING GROUP, INC.

	By:	/s/ JAMES G. CLARK
	Name:	James G. Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)