Form 10QSB/A
period 2003-09-30
EDUCATION LENDING GROUP INC
filed 2004-02-27
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

EXPLANATION OF AMENDMENT

As announced in a press release dated February 26, 2004, as the result of a $468,000 computational error, Education Lending Group, Inc, is restating its consolidated results for the first, second and third quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidation loans were sold. We are filing this Form10-QSB/A to report the results for the quarter and nine months ended September 30, 2003, as restated and as discussed in Note 3 to the Consolidated Financial Statements. Other than as set forth below, the restatement does not impact any of the financial or other information set forth in the filing of our Form 10-QSB for the period ended September 30, 2003 as amended by the first amendment to such form filed on October 23, 2003. Effective as of December 31, 2003, Education Lending Group, Inc. is no longer a small business issuer. In the future, we will report our quarterly results on Form 10-Q and our annual results on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (restated)	December 31, 2002
	(Unaudited)
ASSETS
Student loans, net of loan loss reserve	$908,994,229	$401,839,983
Student loans, net of loan loss reserve (securitized)	1,832,490,178	947,213,769
Restricted cash and investments	127,881,369	113,995,355
Cash and cash equivalents	5,459,385	2,042,527
Interest & other receivables	24,433,822	9,306,708
Property and equipment, net	1,541,947	1,313,182
Deferred financing costs	8,542,983	4,306,537
Other	224,022	813,209

Total Assets	$2,909,567,935	$1,480,831,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$2,742,753	$699,893
Government payables Accrued expenses and other liabilities	7,043,751 7,933,430	4,976,425 7,746,605
Series 2002/2003 Notes	1,943,391,639	1,023,000,000
Warehouse loan facility	977,140,863	470,038,915

Total Liabilities	2,938,252,436	1,506,461,838

Commitments and Contingencies
Preferred stock—$0.001 par value, 10,000,000 shares authorized
Common stock—$0.001 par value, 40,000,000 shares authorized, 12,975,055 and 11,189,084 shares issued and outstanding, respectively	12,975	11,189
Additional paid in capital	12,555,289	8,219,678
Accumulated deficit	(40,033,266)	(33,861,435)
Accumulated other comprehensive loss	(1,219,499)	—

Total Stockholders’ Deficit	(28,684,501)	(25,630,568)

Total Liabilities and Stockholders’ Deficit	$2,909,567,935	$1,480,831,270

See accompanying notes to consolidated financial statements

Education Lending Group, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (restated)	2002	2003 (restated)	2002
Interest Income:
Student loans, net	$23,193,398	$6,943,889	$57,422,202	$11,884,246
Investments	218,596	1,274,351	795,551	1,803,817

	23,411,994	8,218,240	58,217,753	13,688,063
Cost of Interest Income
Interest-related expenses	11,172,198	6,159,540	30,275,777	9,483,133
Valuation of interest rate swap	(869,559)	—	(265,017)	—
Loan servicing and other fees	1,145,423	503,432	2,908,411	1,099,532

Total Cost of Loan Financing	11,448,062	6,662,972	32,919,171	10,582,665
Net Interest Income	11,963,932	1,555,268	25,298,582	3,105,398

Less: Provision for losses	681,003	663,571	1,668,187	968,324

Interest income after provision	11,282,929	891,697	23,630,395	2,137,074
Other Income
Gain on sale of student loans	587,410	1,011,302	10,689,302	1,051,995
Other	33,672	7,640	51,042	13,032

Total Other Income	621,082	1,018,942	10,740,344	1,065,027
Operating Expenses:
General and administrative	3,057,671	2,451,996	7,925,804	5,662,511
Sales & marketing	11,657,053	9,663,979	32,576,310	16,649,290

Total Operating Expenses	14,714,724	12,115,975	40,502,114	22,311,801

Loss Before Income Tax Provision	(2,810,713)	(10,205,336)	(6,131,375)	(19,109,700)
Income tax provision	3,200	2,866	40,456	5,266

Net Loss	$(2,813,913)	$(10,208,202)	$(6,171,831)	$(19,114,966)

Net Loss Per Share:
Basic & diluted	$(0.23)	$(0.99)	$(0.53)	$(1.92)
Weighted average common shares outstanding:
Basic & diluted	12,085,134	10,306,509	11,604,215	9,962,192

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2003

(Unaudited)

	COMMON STOCK
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Loss
Balance, December 31, 2002	11,189,084	$11,189	$8,219,678	$(33,861,435)	$—	$(25,630,568)	$—
Issuance of common stock	1,785,971	1,786	2,506,711	—	—	2,508,497	—
Performance based options	—	—	1,828,900	—	—	1,828,900	—
Other comprehensive loss, net of taxes	—	—	—	—	(1,219,499)	(1,219,499)	(1,219,499)
Net loss, September 30, 2003 (restated)	—	—	—	(6,171,831)	—	(6,171,831)	(6,171,831)

Balance at September 30, 2003 (restated)	12,975,055	$12,975	$12,555,289	$(40,033,266)	$(1,219,499)	$(28,684,501)	$(7,391,330)

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003 (restated)	2002
Cash Flows From Operating Activities:
Net loss	$(6,171,831)	$(19,114,966)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash charges (Depreciation, amortization and option expense)	3,108,297	311,007
Provision for loan losses Valuation of interest rate swap	1,668,187 (265,017)	968,324 —
(Increase) decrease in assets:
Interest and other receivables	(15,127,113)	(6,190,664)
Other assets	589,187	(476,230)
Increase (decrease) in liabilities:
Accounts payable Government payable	1,997,624 2,067,325	866,888 5,847,557
Accrued expenses	(766,433)	7,439,921

Net cash used in operating activities	(12,899,774)	(10,348,163)

Cash flows from investing activities:
Origination/Purchase of student loans, net	(1,394,591,300)	(812,515,336)
Acquisition of property and equipment	(552,652)	(828,027)

Net cash used in investing activities	(1,395,143,952)	(813,343,363)

Cash flows from financing activities:
Net proceeds from warehouse loan facility	537,606,252	70,813,170
Net proceeds from Series 2002/2003 Notes	876,001,321	757,313,408
Payment of loan fees	(4,655,486)	(3,991,042)
Proceeds from issuance of stock	2,508,497	1,132,335

Net cash provided by financing activities	1,411,460,584	825,267,871

Net increase in cash	3,416,858	1,576,345
Cash and cash equivalents at beginning of period	2,042,527	1,705,113

Cash and cash equivalents at end of period	$5,459,385	$3,281,458

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (restated)	2002	2003 (restated)	2002
Net loss, as reported	$(2,813,913)	$(10,208,202)	$(6,171,831)	$(19,114,966)
Deduct: total stock-based compensation expense determined under fair-value based method, net of tax effects	(200,174)	(241,870)	(652,077)	(695,080)

Pro forma net loss	$(3,014,087)	$(10,450,072)	$(6,823,908)	$(19,810,046)

Loss per share:
Basic & diluted, as reported	$(0.23)	$(0.99)	$(0.53)	$(1.92)
Basic & diluted, pro forma	$(0.25)	$(1.01)	$(0.59)	$(1.99)

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

	Student Loans	Student Loans Securitized	Total
FFELP Loans:
Consolidation	$796,032,456	$1,820,776,973	$2,616,809,429
Stafford	97,118,821	—	97,118,821
PLUS	713,166	—	713,166

FFELP Subtotal	893,864,443	1,820,776,973	2,714,641,416
Alternative Supplemental Loans	9,943,741	—	9,943,741

Total Student Loans, gross	903,808,184	1,820,776,973	2,724,585,157
Capitalized costs, net of amortization	6,217,673	13,898,420	20,116,093
Loan loss reserve	(1,031,628)	(2,185,215)	(3,216,843)

Total student loans, net	$908,994,229	$1,832,490,178	$2,741,484,407

The activity relating to the student loan balances held during the period from December 31, 2002 through September 30, 2003 is as follows:

	Student Loans	Student Loans Securitized	Total
Balance at December 31, 2002	$401,839,983	$947,213,769	$1,349,053,752
Additions
Originations and Purchases	1,900,480,632	4,375,512	1,904,856,144
Capitalized Interest	950,763	6,467,985	7,418,748
Additions to Capitalized Costs	10,016,543	8,386,067	18,402,610
Reductions in Loan Loss Reserve	1,609,012	124,436	1,733,448
Deductions
Borrower Payments	(46,383,596)	(98,674,666)	(145,058,262)
Sales to Third Parties	(384,034,087)	—	(384,034,087)
Additions to Loan Loss Reserve	(2,178,414)	(1,215,753)	(3,394,167)
Reductions in Capitalized Costs	(6,460,086)	(1,002,059)	(7,462,145)
Other
Transfer to Securitizations	(967,005,485)	967,005,485	—
Other	158,964	(190,598)	(31,634)

Balance at September 30, 2003	$908,994,229	$1,832,490,178	$2,741,484,407

Note 3-Restatement of Quarterly Results

During our review of our 2003 year-end financial statements we discovered a computational error related to the sale of consolidation loans during the first and second quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidation loans were sold. We have restated our consolidated financial statements to reflect the changes related to this adjustment. Following is a summary of the changes to our consolidated balance sheet at September 30, 2003, our consolidated statement of income for the three and nine months ended September 30, 2003, and our consolidated statement of cash flows for the nine months ended September 30, 2003.

Consolidated Balance Sheet as of September 30, 2003	As previously reported	As restated
Student loans, net of loan loss reserve (securitized)	$1,832,958,659	$1,832,490,178
Total assets	2,910,036,416	2,909,567,935
Accumulated deficit	(39,564,785)	(40,033,266)
Total stockholders’ deficit	(28,216,020)	(28,684,501)

Consolidated Statement of Operations	As previously reported Three months ended September 30, 2003	As restated Three months ended September 30, 2003	As previously reported Nine months ended September 30, 2003	As restated Nine months ended September 30, 2003
Loan servicing and other fees	$1,152,099	$1,145,423	$2,926,772	$2,908,411
Gain on sale of student loans	587,410	587,410	11,176,144	10,689,302
Net loss	(2,820,589)	(2,813,913)	(5,703,350)	(6,171,831)
Net loss per share	(0.23)	(0.23)	(0.49)	(0.53)

Weighted average common shares outstanding:
Basic and diluted	12,085,134	12,085,134	11,604,215	11,604,215

Consolidated Statement of Cash Flows for the nine months ended September 30, 2003	As previously reported	As restated
Net loss	$(5,703,350)	$(6,171,831)
Net cash used in operating activities	(12,431,293)	(12,899,774)
Origination/purchase of student loans	(1,395,059,781)	(1,394,591,300)
Net cash used in investing activities	(1,395,612,433)	(1,395,143,952)

Item 2.	Management’s Discussion and Analysis of Finan cial Condition and Results of Operations

As announced in a press release dated February 26, 2004, as the result of a $468,000 computational error, Education Lending Group, Inc, is restating its consolidated results for the first, second and third quarters of 2003. Loan servicing set-up fees should have been written off against the “gain on sale” instead of continuing to be amortized when the related consolidation loans were sold. We are filing this Form10-QSB/A to report the results for the quarter and nine months ended September 30, 2003, as restated and as discussed in Note 3 to the Consolidated Financial Statements. Other than as set forth below, the restatement does not impact any of the financial or other information set forth in the filing of our Form 10-QSB for the period ended September 30, 2003 as amended by the first amendment to such form filed on October 23, 2003. Effective as of December 31, 2003, Education Lending Group, Inc. is no longer a small business issuer. In the future, we will report our quarterly results on Form 10-Q and our annual results on Form 10-K. Amounts referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by the restatement are restated below.

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

Net Interest Income and Income after Provision for Loan Losses

Net interest income during the three months ended September 30, 2003 was $11,964,000. This was comprised of gross interest income of approximately $23,412,000 less costs of interest of approximately $11,448,000. This amount includes interest-related costs of $11,172,000, loan servicing and other fees of approximately $1,145,000 and a mark-to-market adjustment of $869,000 (credit) for the interest rate swap entered into during the fourth quarter of 2002. For the quarter ended September 30, 2003, net interest income after the provision for loan losses was approximately $11,283,000. Net interest income for the three months ended September 30, 2002 was $1,555,000. This was comprised of gross interest income of approximately $8,218,000 less costs of interest income of approximately $6,663,000. These costs for the quarter ended September 30, 2002 include interest-related costs of $6,160,000 and loan servicing and other fees of approximately $503,000. Net interest income after the provision for loan losses was approximately $892,000 for the quarter ended September 30, 2002. The increase in the net interest income we earned during the quarter is a direct result of the increase in the student loan assets we held over those held in the same quarter of the prior year. In addition, because the majority of the student loans we held are consolidation loans (approximately 97% and 96% of the loans on our balance sheets at December 31, 2002 and September 30, 2003, respectively) which carry a fixed interest rate, coupled with the fact our borrowing costs have decreased (a function of the low interest rate environment since September 30, 2002), our spread has increased. This is reflected in the increased net interest income.

Nine Months Ended September 30, 2003 Compared to September 30, 2002

Earnings Summary

For the nine months ended September 30, 2003, our net loss was $6.2 million, or $0.53 per share, compared to a net loss of $19.1 million, or $1.92 per share for the nine months ended September 30, 2002. The decreased loss for the nine months ended September 30, 2003 as compared to September 30, 2002 is primarily attributable to the sale of approximately $247 million of consolidation loans (we sold the consolidation loans during the period to raise cash for operations) which resulted in a gain on sale of approximately $8.5 million. Also contributing to the reduced loss in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 are the higher revenues generated by our increased student loan assets in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, partially offset by correspondingly higher interest-related expenses, loan servicing fees and operating expenses. Our student loan asset base at September 30, 2003 was $2.7 billion, a $1.4 billion increase from the $1.3 billion student loan portfolio we held at December 31, 2002. At September 30, 2002, we held $0.9 million of student loans on our balance sheet. Included in our operating expenses are payments made to marketing partners who advertise, identify and attract potential borrowers for us. These marketing partners generally receive a one-time fee for each loan application they originate. Accordingly, as our new loan volume generated by marketing partners increases, our marketing partner fee expense increases. These marketing partner fees are a significant portion of our expenses and include the non-cash charge of approximately $1,458,000 related to vesting and mark-to-market adjustments of the performance based options awarded to certain marketing partners, as discussed in Note 1 to the consolidated financial statements. During the nine months ended September 30, 2003, marketing partner fees represented 58% of our total operating expenses. Since we only earn an interest spread on the loans we carry on our balance sheet, the marketing partner fee expense along with other sales and marketing expenses results in losses until such time as a significant scale of student loan assets held on the balance sheet is reached.

Net Interest Income and Interest Income after Provision for Loan Losses

Net interest income for the nine months ended September 30, 2003 was $25,299,000. This was comprised of gross interest income of approximately $58,218,000 less interest costs of approximately $32,919,000. Interest costs include interest-related expenses of $30,276,000, a mark-to-market adjustment of $265,000 (credit) related to the interest rate swap entered into during the fourth quarter of 2002 and loan servicing and other fees of $2,908,000. For the nine months ended September 30, 2003, net interest income after the provision for loan losses was approximately $23,630,000. Net interest income for the nine months ended September 30, 2002 was $3,105,000. This was comprised of gross interest income of approximately $13,688,000 less costs of interest income of approximately $10,583,000. Costs of interest income include interest-related expenses of $9,483,000 and loan servicing and other fees of $1,100,000 for the nine months ended September 30, 2002. Net interest income after the provision for loan losses was approximately $2,137,000 for the nine months ended September 30, 2002. The increase in the net interest income we earned during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is a direct result of the increase in the student loan assets we held at September 30, 2003. In addition, because the majority of the student loans we hold are consolidation loans (approximately 97% and 96% of the loans on our balance sheets at December 31, 2002 and September 30, 2003, respectively) which carry a fixed interest rate, coupled with the fact our borrowing costs have decreased (a function of the low interest rate environment since September 30, 2002), our spread has increased. This is reflected in the increased net interest income.

Gain on Sale of Student Loans

For the nine months ended September 30, 2003 approximately $10,689,000 was booked as gain on the sale of student loans from this entity compared with $1,052,000 during the nine months ended September 30, 2002. The increase from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is attributable to having a full year of operations leading into the period, whereas we had only commenced operations through the school preferred lender-list channel in the first quarter of 2002 and therefore had neither a full nine months of activity, nor an established pipeline from which to draw. Due to changes in our arrangement with the purchaser of a portion of these loans, beginning with the third quarter of 2003, we will hold loans on our balance sheet for 120 days after final disbursement. The change will push a portion of these sales into 2004, resulting in reduced gain on sale when compared to prior periods. At September 30, 2003, our total student loans on the balance sheet included approximately $39,527,000 of loans held for sale.

From time to time we may also elect to sell some portion of our consolidation loans. Accordingly, in addition to the sale of loans generated in the school preferred lender-list channel during the nine months ended September 30, 2003, we chose to sell approximately $247,000,000 of consolidation loans. This resulted in additional gain on sale of approximately $8,532,000 for the nine months ended September 30, 2003 compared to no sales from this source in the first nine months of 2002. As a result, we had total gain on sale during the nine months ended September 30, 2003 of approximately $10,689,000 compared to $1,052,000 during the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had operating cash and cash equivalents of approximately $5,459,000 (excluding restricted cash and investments). Since inception, we have financed our operations from debt and equity financings. During the three and nine months ended September 30, 2003, we used cash of approximately $3,426,000 and $12,900,000, respectively, to fund our operations. During the nine months ended September 30, 2003, we acquired property and equipment of approximately $553,000. At September 30, 2003, we had advances of approximately $977,141,000 outstanding against our warehouse loan facilities. We hold $959,500,000 and $983,892,000 from our LIBOR/Auction Rate Education Loan Backed Notes issued in 2002 and 2003 (“Series 2002 Notes” and “Series 2003 Notes”), respectively at September 30, 2003. During the nine months ended September 30, 2003, our net recorded loans increased $1,392,431,000 to $2,741,484,000. During the three and nine months ended September 30, 2003, we received proceeds of approximately $2,181,000 and $2,508,000, respectively, net of issuance costs, for the issuance of 1,493,471 and 1,785,971 shares of common stock in connection with the exercise of warrants and employee stock options.

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

PART II. OTHER INFORMA TION

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