Form 10-K
period 2003-12-31
EDUCATION LENDING GROUP INC
filed 2004-03-12
CIK 1103313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 000-29995

EDUCATION LENDING GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0851387
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

12760 High Bluff Drive, Suite 210
San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 617-6080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $79,516,086 based on a closing price of $11.90 on June 30, 2003 as reported by Commodity Systems, Inc.

Indicate the number of shares outstanding of each registrant’s classes of common stock, as of the latest practicable date. 15,967,622 as of March 4, 2004.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of Part III of this Form 10-K are incorporated by reference to our proxy statement for the 2004 annual meeting.

EDUCATION LENDING GROUP, INC.

2003 FORM 10-K ANNUAL REPORT

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements.

Available Information

Our website address is www.edlending.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the SEC). We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Ethics and Code of Conduct. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we use the terms “Education Lending Group,” “we,” “our Company,” “our” and “us” to refer to Education Lending Group, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Item 1. Business.

Overview

We are a specialty finance company principally engaged in providing student loan products, services and solutions to students, parents, schools and alumni associations. Our business is focused on originating and purchasing guaranteed student loans made under the Federal Family Education Loan Program, known as FFELP, which includes consolidation loans, Stafford loans and Parent Loans for Undergraduate Students (PLUS). We also offer and purchase alternative supplemental loans that may be guaranteed by a third-party guarantor. As of December 31, 2003, all of our alternative supplemental loans were guaranteed by a third-party guarantor.

To date, the vast majority of loans we have originated have been consolidation loans. We generally hold these loans on our balance sheet. Currently, we sell the majority of Stafford and PLUS loans we originate in the secondary market. During the year ended December 31, 2003, we originated or purchased more than $2.5 billion in student loans. As of December 31, 2003, we held an aggregate of $3.3 billion of student loans on our balance sheet. All of our student loans are currently serviced by third-party servicers. We have recently created a wholly-owned subsidiary which we intend to use to service some of our loans.

We generate revenue primarily by earning interest income on the loans we hold on our balance sheet. This financial model allows us to benefit from the predictable revenue stream of our portfolio, unlike specialty finance companies whose revenues are primarily derived from one-time gains upon the sale of their assets. When we do sell loans, we record a gain on the sale of the loans on our income statement. We have agreements with a number of third-party marketing partners who we engage to provide us with completed loan applications. In accordance with generally accepted accounting principles (GAAP), we expense these marketing partner fees as they are incurred. These fees have historically represented more than 50% of our operating expenses. Accordingly, as a make and hold lender, we have recorded and will continue to record, net losses until our portfolio attains scale to generate net interest income sufficient to absorb our expenses, including these marketing partner fees. We expect this to occur during 2004.

The low interest rate environment in the last two years has encouraged many borrowers to consolidate their variable rate student loans into one loan with a low, fixed interest rate. Since we began our student loan operations in September 2001, we have addressed this demand by offering a consolidation loan product through our multiple marketing channels. Our success in originating consolidation loans has allowed us to fund the further development of these channels for offering other student loan products, such as Stafford and PLUS loans. Our management team has developed important relationships in the student loan industry, and has extensive experience marketing loans directly to potential borrowers and in marketing and financing all types of student loans.

Company History

We were incorporated in Delaware on March 26, 1999 as Direct III Marketing, Inc. All of the outstanding shares of capital stock of the corporation were initially owned by Whirlwind Ventures, Inc., a public company incorporated in Florida. On May 24, 1999, we merged with Whirlwind Ventures, Inc. As the surviving corporation, we assumed all obligations and obtained all rights of Whirlwind Ventures, Inc. On May 21, 2002, we changed our name from Direct III Marketing, Inc. to Education Lending Group, Inc.

Between May 1999 and mid 2001, we were principally devoted to identifying and evaluating acquisitions of companies in direct and internet marketing and developing our student loan marketing capabilities. In late 2001, we decided to focus our business on providing direct marketing services for the student loan industry. In August 2001, we began our marketing efforts related to guaranteed consolidation loans. In September 2001, we began originating and purchasing guaranteed student loans. In January 2002, we began marketing student loan products directly to colleges and universities. We are in the process of developing an organization that will begin servicing a portion of our student loan portfolio during 2004.

Our Industry

Overview

The high cost of post-secondary education has resulted in students and parents carrying increasingly high levels of indebtedness and burdensome monthly payments upon graduation. The Higher Education Act created FFELP which provides a convenient, low-cost source of capital for families to utilize to finance college education.

There are three major federal education loan programs:

•	The Federal Family Education Loan Program (FFELP) allows private financial institutions to make loans that are guaranteed by intermediary guaranty agencies who are, in turn, reinsured by the federal government. FFELP was originally created by the Higher Education Act of 1965. FFELP is the single largest source of college financial assistance in the United States.

•	The William D. Ford Federal Direct Student Loan Program (FDLP) was enacted in 1993 and allows the federal government to lend funds directly to students and parents from the U.S. Treasury for financial aid purposes.

•	The Perkins Loan program is a relatively small program that provides capital to schools to help establish revolving loan funds the schools can use to make loans to their students who have exceptional financial need.

Together, FFELP and FDLP accounted for 97% of all federal education loan volume in the 2000-2001 academic year.

The Federal Family Education Loan Program (FFELP)

FFELP, the single largest source of college financial assistance in the United States, is a public-private partnership where lenders make guaranteed student loans to students and parents in coordination with school financial aid offices. During the 2001-2002 academic year, $30.4 billion of new FFELP loans, accounting for approximately 70.5% of all new (non-consolidated) student loan volume, were committed to eligible borrowers according to the College Board’s 2003 report on Trends in Student Aid. According to the Department of Education (DOE), new FFELP volume is projected to grow to $34.0 billion in the 2004 budget year while FDLP volume is projected to grow to $13.6 billion, resulting in total new student loan demand of $47.6 billion in 2004.

FFELP loans offer below-market interest rates and favorable repayment terms to students who attend eligible institutions on at least a half-time basis, without regard to the student’s credit worthiness. Loans made under FFELP include:

•	Consolidation Loans, which have terms of up to 30 years and allow student and parent borrowers to simplify repayment by combining different types of federal loans from different lenders with various repayment schedules into one loan. The primary benefits of consolidation in today’s market are locking in a low fixed interest rate and simplifying repayment by creating a single loan with one holder and one monthly payment. According to the DOE, during the 2002 federal fiscal year, $22.9 billion was committed to fund federal consolidation loans.

•	Subsidized Stafford Loans, which have terms of up to 10 years after the borrower leaves school and are awarded to students on the basis of financial need. The loans are referred to as “subsidized” because the federal government pays the interest that accrues while students are enrolled, for a six-month grace period after they leave school and during certain authorized deferment periods. This loan type is the largest component of FFELP, with aggregate borrowing by any single borrower limited to $23,000 for undergraduate or graduate students. During the 2001-2002 academic year, $19.9 billion in subsidized Stafford loans were made according to the College Board’s 2003 report on Trends in Student Aid.

•	Unsubsidized Stafford Loans, which have terms of up to 10 years after the borrower leaves school and are available to all students regardless of financial need. They offer the same low interest rate and six-month grace period as Stafford subsidized loans, but interest on these loans accrues while students are in school, grace periods or deferment. Students may opt to make interest payments during those periods, or they may choose to have the interest capitalized so that they pay it when the loan is in repayment status. Maximum aggregate borrowing by a single borrower of unsubsidized and subsidized Stafford loans is $23,000 for a dependent undergraduate student, $46,000 for an independent undergraduate student and $138,500 for a graduate student (including undergraduate borrowings). During the 2001-2002 academic year, $17.3 billion in unsubsidized Stafford loans were made according to the College Board’s 2003 report on Trends in Student Aid.

•	PLUS Loans, which have terms of up to 10 years and allow parents of dependent undergraduate students to borrow up to the total cost of attendance at a low interest rate. Unlike student borrowers, parents must pass a credit test to borrow under the PLUS program. Borrowers may borrow up to the cost of attendance per child, minus financial aid from other sources. During the 2001-2002 academic year, $4.7 billion in PLUS loans were made according to the College Board’s 2003 report on Trends in Student Aid.

Payment of principal and interest on all FFELP student loans originated after October 1, 1993 are 98% guaranteed by guaranty agencies against default by the borrower as to principal and interest. Guaranty agencies are, in turn, reinsured for up to 95% of their guarantee payments by the federal government. We are required to pay the DOE a one-time 50 basis point origination fee on consolidation, Stafford and PLUS loans and an annual 105 basis point rebate fee on all consolidation loans originated and held after October 1, 1993.

Consolidation Loans

Unlike other FFELP guaranteed loan programs, the Consolidation Loan Program, (CLP), under the Higher Education Act did not commence until 1986. The CLP allows college or graduate school students to merge their variable-rate federal education loans into a single loan, with a fixed rate, to be repaid over a term of up to 30 years. The consolidation loans are insured and reinsured on a basis similar to Stafford loans. Federal consolidation loans may be obtained in an amount sufficient to pay outstanding principal, unpaid interest and late charges on federally insured or reinsured student loans incurred under FFELP selected by the borrower, as well as loans made pursuant to the FDLP, Perkins and Health Professional Student Loan Programs. Payment of principal and interest on all FFELP consolidation loans originated after October 1, 1993 are 98% guaranteed by a guaranty agency against default by the borrower as to principal and interest. Additionally, the holder receives a direct payment from the government based upon a Special Allowance Payment (SAP) formula. SAP is generally paid whenever the average of all of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a spread of between 1.70% and 3.50% (depending on the loan status and origination date), exceeds the rate of interest which the borrower is obligated to pay. However, the holder is required to pay an annual fee to the DOE of 105 basis points on consolidation loans it holds.

Currently, the interest rate paid by a student on a consolidation loan is fixed at a rate equal to the weighted average of the interest rates on the loans retired, rounded up one-eighth of one percent, not to exceed 8.25% per annum. Once a student consolidates his or her loans, the rate determined at that point is fixed to the student for the life of the loan. The portion, if any, of a consolidation loan that repaid a loan made under other federal programs may have a different variable interest rate.

Legislation has been proposed that would permit borrowers holding consolidation loans made under the Higher Education Act to reconsolidate their loans. Legislation has also been proposed that would abolish the so-called “single holder rule,” which restricts the ability of other lenders to consolidate student loans away from a lender that owns all of a particular borrower’s loans. Should such legislation be approved with the reauthorization of the Higher Education Act, we would have the opportunity to consolidate previously consolidated loans away from other lenders, potentially increasing our loan portfolio. While we would risk losing a portion of our loan portfolio as other lenders consolidate loans away from us, we believe the risk associated with this is minimal as a substantial portion of our consolidation loan portfolio was originated during a record low interest rate environment.

Market Participants

Participants in FFELP include:

•	Eligible Lenders. Eligible lenders registered with the DOE originate and/or purchase FFELP loans and receive interest subsidy payments, SAPs and default reimbursement. Eligible lenders include banks, savings and loan associations, credit unions, pension funds, insurance companies, student loan companies, schools and, under certain circumstances, guaranty agencies. In addition, other entities that do not meet the definition of “eligible lender” can effectively participate in the market through trust arrangements with entities that meet the eligible lender definition.

•	Servicers. Servicing of student loan assets is critical for FFELP lenders because the guarantee is conditioned on the loans being administered in accordance with DOE and guaranty agency requirements. Proper servicing of a student loan is also required in order to maintain eligibility for SAPs and interest subsidy payments.

•

Guaranty Agencies. Guaranty agencies reimburse lenders for losses on defaulted student loans. These guaranty agencies are non-profit institutions or state agencies that have entered into federal reinsurance contracts with the DOE pursuant to the Higher Education Act. Guaranty agencies reimburse eligible lenders from reserve accounts established for this purpose. The guaranty agency, in turn, receives reimbursement of up to 95% of its payments to lenders from the DOE.

•	Department of Education. The DOE’s regulations provide a number of incentives to student loan market participants. The DOE provides eligible private lenders with an incentive to lend to students by reinsuring guarantors for a portion of their default reimbursements to lenders. When applicable, it also pays SAPs to ensure that the lender earns a competitive return. The DOE provides eligible borrowers with an incentive to borrow by providing interest subsidies and capped interest rates.

Regulatory Requirements

The guarantee and the lender’s right to subsidy payments on FFELP loans is conditioned on compliance with requirements set by the DOE and guaranty agencies. FFELP loans that are not administered in accordance with DOE regulations risk loss of their guarantee and subsidies, in full or in part. The most common reason for loss of guarantee or subsidies on a loan is violation of federal regulations requiring certain collection steps, such as collection letters and phone calls for loans that become delinquent. Regulations also authorize the DOE and guaranty agencies to limit, suspend or terminate lenders’ participation in FFELP. Additionally, the DOE is authorized to impose civil penalties, if lenders violate certain program regulations. We engage independent third parties to conduct compliance reviews, as required by the DOE, with respect to our student loan portfolio.

In order to maintain eligibility in the FFELP, schools must maintain default rates below specified levels, which have been established by the DOE.

Reauthorization and Proposed Regulatory Changes

The Higher Education Act, and as a result FFELP, is subject to comprehensive reauthorization every five years. The Higher Education Act is scheduled to expire on September 30, 2004, and reauthorization is currently under consideration by the United States Congress. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in student loan yields paid to lenders, increased fees paid by lenders and a decreased level of guarantee.

Additionally, funds for payment of interest subsidies and other payments under FFELP are subject to annual budgetary appropriation by Congress. In recent years, federal budget legislation has contained provisions that have restricted payments made under FFELP to achieve reductions in federal spending.

Changes made under this program when the reauthorization occurs may positively or negatively impact our business, depending on the nature of those changes when implemented.

Federal Direct Loan Program (FDLP)

In 1992, Congress created FDLP. Under FDLP, the DOE makes loans directly to student borrowers attending schools that choose to participate in the program. The Direct Lending Consolidation Loan Program (DLCP) following its enactment, grew rapidly because of the ability to consolidate FFELP loans into the DLCP, while FFELP lenders could not consolidate FDLP loans into FFELP loans. With a limited number of lenders focused on originating consolidation loans and the great appeal of the product to student borrowers, there was demand for private sector consolidation loans, and private lenders were given the right to consolidate DLCP loans in 1998.

Alternative Supplemental Loans

Alternative supplemental loans are made to students whose loan eligibility under the FFELP program does not meet their total borrowing needs. Unlike FFELP loans, alternative supplemental loans are credit-based. Depending on the loan program, the credit requirements may be met by a co-borrower. Interest rates are reset quarterly and may be tied to prime or to commercial paper (CP) rates. Alternative supplemental loans may be guaranteed by a third-party guarantor. At December 31, 2003, all our alternative supplemental loans were 100% guaranteed by third-party guarantors.

While the alternative supplemental student loan market is small in comparison to the federal student loan market, significant increases over the past three years reflect a growing reliance on private borrowings as an alternative to guaranteed student loans. This is partly because Congress has not raised borrowing limits on guaranteed student loans since 1992. We believe that the alternative supplemental student loan market will continue to fill the gap between the cost of education and the amount of funding available to pay that cost through guaranteed student loans.

Industry Growth

Demand for student loans is highly correlated to growth in the cost of and demand for college education which is expected to continue to increase over the next 10 years. Total college enrollment in 2000 reached a new record of approximately 15.3 million students. Projections from the National Center for Education Statistics indicate that school enrollment will continue to reach record levels over the next nine years. From 2002, total college enrollment is projected to increase by a total of 13% to 17.7 million students in 2012. Additionally, tuition increases have far outpaced growth in personal and family income over the past two decades, and the need for federal and alternative supplemental student aid has increased dramatically. Average tuition at both public and private institutions more than doubled from 1981 to 2002, while the median family income has been relatively stagnant, increasing just 25% during the same period.

In 1992, Congress last raised federal loan limits. In the 1991-1992 school year, FFELP loans, excluding consolidation loans, were $14.0 billion. Total FFELP loans, excluding consolidation loans, grew to $30.4 billion in the 2001-2002 school year. In connection with the proposed reauthorization of the Higher Education Act, Congress is considering raising federal loan limits again, which, combined with increased college enrollment and tuition costs, may result in increased demand for federal student loans.

Our Strengths

We offer a full array of guaranteed student loan products. Our portfolio of student loans continues to grow and we expect it to provide substantial future cash flow. We believe the following factors will continue to be instrumental in maintaining our growth and securing our position in the student loan industry:

•	Predictable cash flow from a high quality loan portfolio;

•	Multi-channel loan origination;

•	Strong marketing alliances;

•	Access to cost-efficient, flexible financing; and

•	Experienced management team.

Predictable cash flow from a high quality loan portfolio

As of December 31, 2003, we held $3.3 billion of student loans on our balance sheet, of which more than 99% are guaranteed FFELP loans. We expect this portfolio to generate predictable cash flows for the duration of the loan portfolio, which is currently approximately 21.8 years. FFELP loans carry a guarantee of at least 98% on the principal and accrued interest. As of December 31, 2003, less than 1% or $10 million of our portfolio, consisted of alternative supplemental loans. These loans are fully guaranteed by The Education Resource Institute, Inc., or TERI, a third party guaranty agency.

Multi-channel loan origination

We have developed a highly diversified marketing strategy which allows us to market our products and services through four channels, including strategic alliances, school preferred lender-lists, direct marketing to consumers and secondary market acquisitions. Our multiple channel origination strategy limits our reliance on any one source, permits greater penetration into the student loan market, reduces seasonality of loan originations and enables us to customize our marketing approach to each market segment we serve.

Strong marketing alliances

We have forged strong marketing relationships with third parties to leverage their marketing platforms and access their established and growing customer bases. These entities conduct business with us because of our expertise in providing a full array of student loan products and services, our reputation and our competitive compensation arrangements. We partner with these entities by creating and managing marketing campaigns geared towards their existing and targeted customers. We then purchase the resulting completed loan applications. Through these marketing relationships, we are able to access a large number of borrowers without incurring the incremental overhead costs of hiring additional sales and marketing employees.

Access to cost-efficient, flexible financing

We have access to a warehouse loan facility of $500 million. From time to time our lender has approved temporary increases in the warehouse loan facility, with the largest increase to date allowing us to borrow up to $1.25 billion. We use this facility to fund the origination and purchase of student loans. Our warehouse loan capacity allows us to fund and pool student loans until we aggregate sufficient volume to access the securitization markets for more cost-efficient financing.

Experienced management team

Our executive management team has extensive experience in all aspects of the student loan industry, including marketing, financing, securitizing, servicing and processing. Prior to forming Education Lending Group, our CEO, Robert deRose, was a founder, president and chief executive officer of American Express Educational Loans. Michael H. Shaut, our President and COO, was the president and chief executive officer of Student Loan Funding Resources, Inc. prior to its acquisition by Sallie Mae. Other members of our executive management team also have significant experience in the student loan industry.

Our Strategy

Our objective is to strengthen our position as a leader in delivering student loan products, services and solutions directly to consumers in the medium of their choice. We believe that we can accomplish our objective by pursuing the following key strategies:

•	Vertically integrate our student loan business. In order to provide end-to-end services to the student loan industry, we are developing our own servicer to service some of our loans. By offering schools a consistent interface for the duration of the loan, we expect to enhance our ability to drive business through our marketing channels.

•	Increase market share by diversifying product and service offerings. We continue to develop innovative, value-added products and services, such as proprietary alternative supplemental loans, our School as Originator program, electronic entrance and exit interviews and loans for foreign students enrolled at schools in the United States. Through these efforts, we expect to be added to more school preferred lender-lists as we continue to meet their demand for diversified products.

•	Further leverage our direct marketing to consumers channel to increase our presence in the graduate school lending and PLUS programs. We intend to market our graduate school and PLUS loans directly to students and parents by allowing them to submit applications in the medium of their choice. By utilizing technology such as e-application, online pre-approval and e-signature, all of which expedite the application process, we expect to drive additional volume through our direct marketing to consumers channel.

•	Establish additional strategic alliances. We intend to enter into new strategic alliances with financial services companies and other associations with greater access to consumers who we do not actively target. We partner with these companies because we expect to leverage their existing relationships to access a large number of borrowers without incurring the incremental overhead costs of hiring additional sales and marketing employees.

•	Make selective strategic acquisitions. We intend to pursue strategic acquisitions that would increase loan originations and advance our efforts to vertically integrate our business. During the normal course of our business, we evaluate acquisition opportunities as they arise.

Our Products and Services

As mentioned above, we are a specialty finance company principally engaged in providing student loan products, services and solutions to students, parents, schools and alumni associations. Our business is focused on originating and purchasing guaranteed student loans made under FFELP. This includes consolidation loans, PLUS loans and Stafford loans. We also offer and purchase alternative supplemental loans that may be guaranteed by a third party guarantor.

We market our products and services through four channels:

•	Strategic alliances and other marketing relationships;

•	School preferred lender-lists;

•	Direct marketing to consumers; and

•	Secondary market acquisitions.

Strategic Alliances and Other Marketing Relationships

We have forged strong marketing relationships with third parties to leverage their marketing platforms and access their established and growing customer bases. Currently, we have relationships with 13 third parties who market our guaranteed consolidation loans, Stafford loans and PLUS loans to potential and existing borrowers. The services these marketing partners provide include marketing our federal consolidation loans offered and originated under FFELP and providing us with qualified leads to prospective loan applicants. Approximately 66% of the loans generated during 2003 were originated through this channel. The agreement terms and termination rights of the parties vary, but generally, the parties have the right to terminate upon the occurrence of material breach, regulatory changes and bankruptcy. Each party has agreed to indemnify the other in connection with their activities under the agreement, subject to certain limitations.

These entities conduct business with us because of our expertise in providing student loan products and services, our reputation and our competitive compensation arrangements. We partner with these entities by creating and managing marketing campaigns geared towards their existing customers. We then purchase the resulting completed loan applications. Through these marketing relationships, we are able to access a large number of borrowers without incurring the incremental overhead costs of hiring additional sales and marketing employees.

School Preferred Lender-Lists

Stafford and PLUS Loan Originations. We originate student loans through the school preferred lender-list marketing channel. This activity accounted for approximately 9% of our loan originations during 2003. We have a national sales force of experienced professionals in the field that focuses on implementing this strategy by educating college financial aid officers about us and offering our products and services to them in order to be added to the school’s preferred lender-list. This preferred lender-list participation drives Stafford and PLUS loan volume from the students and parents who select their lender from the school’s preferred lender-list.

Preferred lender-lists came to prominence in the student loan industry in the early 1990’s by streamlining the student lending process, which had been unwieldy and heavily paper intensive. Financial aid offices had little control over where their students were obtaining their loans. Schools created preferred lender-lists to simplify the administration of the program in financial aid offices. Many schools like to have preferred lenders because these lenders typically provide the school with products and services that ease the financial aid process for their students and help reduce the workload for the financial aid office.

The following is an example of the lender-list loan origination process:

•	a high school student receives an award letter from the college he/she has chosen to attend;

•	the letter provides information on financial aid awarded to the student, the student’s eligibility for guaranteed Stafford loans and the availability of PLUS loans;

•	the letter informs the student how to apply for student loans and provides a list of lenders endorsed by the school to fund the necessary loans; and

•	the student signs the award letter and selects a lender from the list.

In this channel, our objective is to be included on a school’s preferred lender-list. We are currently on the preferred lender-list at over 400 schools and expect to be included on the preferred lender-list for more than 450 schools by the end of 2004. Being on a preferred lender-list at an educational institution provides us an opportunity to generate more student loans, primarily federal Stafford and PLUS loans, at that institution than we otherwise would if we were not on the preferred lender-list. By the end of 2004, we intend to establish relationships with an additional 150 schools that we expect will process our loan applications from their students even though we are not included in their preferred lender-list.

The school preferred lender-list business is seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frames, which corresponds to the college disbursement calendar.

Consolidation Loan Originations. We also use the school preferred lender-list channel to market our Consolidation Assistance Program® (CAP) to targeted educational institutions and related alumni associations. In this channel our primary target borrowers are current students and recent graduates. We believe our easy application process is attractive to many potential borrowers. We provide a streamlined consolidation loan process, expert assistance and competitive borrower benefits programs to help borrowers take advantage of the simplicity and money management advantages of the federal consolidation loan program.

Diversified Products and Services. We also use the school preferred lender-list channel to market our Grad Partners® School as Originator Program to targeted graduate schools, our electronic entrance and exit interviews and our loans for foreign students enrolled in schools in the United States.

Direct Marketing to Consumers

The student loan marketplace is evolving. As a result of technological innovations such as electronic processing of loan applications, electronic disbursements and e-signatures, we believe that marketing of student loans is likely to begin to move away from marketing channels, such as schools’ preferred lender-lists, to more direct marketing to consumers. This is evident in the recent emergence of direct marketing of consolidation and PLUS loans to parents. Once it was evident that the process did not intrude on the financial aid office, and in fact enhanced administration of financial aid, resistance to direct marketing of consolidation and PLUS loans diminished. During 2003, approximately 24% of our loan business came to us through our direct marketing efforts.

We view student loans as consumer loans that can be originated in any fashion convenient for the student, parent or school. We market some of our products and services, such as consolidation and PLUS loans directly to students, parents and alumni associations utilizing our website, web advertising, print advertising and direct mail. A large portion of our direct marketing to consumers is geared towards driving calls from eligible borrowers to our Education Finance CenterSM where callers receive information specific to their eligibility for different loan programs. All of our Education Finance CenterSM associates are trained education finance specialists. Each associate participates in intensive training developed with the assistance of our advisory board of financial aid administrators. We attempt to operate our Education Finance CenterSM like a school financial aid office. Our associates take an easy-to-understand, engaging approach to education finance. They provide parents and students specific, concise and accurate financial aid information. They can typically qualify a borrower over the phone for consolidation, Stafford and PLUS loans in less than 10 minutes. Additionally, the availability of e-application and e-signature expedites the application process. In order to build this channel to scale, we will continue to work closely with financial aid offices to insure conformity to their internal systems for Stafford and PLUS loans.

Secondary Market Acquisitions

Since September 2001, we have used this channel to purchase additional student loan volume. After a lender funds a loan, the lender can either hold the loan and collect the payments or sell the loan in the secondary market. Many FFELP lenders sell their loans. As a result, there is a robust secondary market for student loans. Less than 1% of the loans added to our balance sheet during 2003 came to us through such acquisitions.

We fund our acquisitions of loans in the secondary market through our commercial warehouse line of credit and from direct access to the asset-backed securitization marketplace. On our secondary market purchases, we earn income on the portfolio based on the difference between the student loan borrower rate and the interest cost of our borrowings under the commercial warehouse line of credit or asset-backed securitization market, less the amortization expense of the acquisition cost of the portfolio. We intend to maximize revenue and build our balance sheet over time by holding most of the student loans we acquire. Our management team has extensive experience in buying student loans in the secondary market.

Our Competition

In the FFELP market, we face significant competition from numerous competitors, including SLM Corporation, the parent company of Sallie Mae. SLM Corporation’s subsidiaries collectively service nearly one-half of all outstanding FFELP loans and constitute the largest holder of student loans. Another major competitor, Student Loan Corporation, originates, holds and services federally sponsored student loans under FFELP and also holds student loans that are not insured under FFELP. Through a series of acquisitions and mergers, Nelnet, Inc. has substantially expanded its presence in the student loan business as an originator, holder and servicer of student loans. They offer a range of financial services and technology-based products, including student loan origination and a suite of internet-based software solutions.

We also face competition from the FDLP. Under FDLP, the DOE makes loans directly to student borrowers through the educational institutions they attend. The volume of student loans made under FFELP and available for us to originate or acquire may be reduced to the extent loans are made to students under FDLP. In addition, if FDLP expands, we may experience reduced economies of scale, which could adversely affect our earnings. Loan volume reductions could further reduce amounts received by the guaranty agencies available to pay claims on defaulted student loans.

The market for consolidation loans has generally not been as competitive as the market for other guaranteed loans primarily because many market participants are not long-term holders of student loans. Additionally, those lenders who are long-term holders of loans in repayment have traditionally avoided the consolidation market because they found it less attractive than holding their existing loans without consolidation. However, many of these banks and secondary market holders recently have begun to engage in defensive consolidations. They consolidate loans for borrowers in their portfolio who ask for consolidation and extended repayment.

As interest rates have fallen and the market for consolidation loans has increased, new companies have entered the business of directly marketing to consumers who are eligible for consolidation of their student loans. The DOE also offers consolidation loans and has marketed this product widely in prior years, primarily through the Internet. However, they have recently reduced their marketing relating to consolidation loans. Since 2001, private market lenders like Collegiate Funding Services, LLC, (CFS), have been able to market consolidation loans to DOE Loan Program borrowers. CFS continues to be one of the largest new competitors in the consolidation loan market. Other potential competitors in this arena include larger banks, which hold their student loan portfolios into repayment. Several of these larger banks, which are significant originators of FFELP volume, buy their consolidation volume rather than market the product themselves. In addition, there are several new market entrants looking to take advantage of the favorable interest rate environment. In July of 2002, Sallie Mae began actively marketing consolidation loans and, as a result of its substantial market presence, quickly became the leading originator in the consolidation marketplace.

Further, other student loan companies and financial institutions that originate or purchase guaranteed and alternative supplemental student loans compete for our business. As we seek to further expand our business, we will face numerous other competitors, many of whom are already well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do and have greater financial and other resources than we do. In addition, several of our competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share than we are. Additionally, some of our competitors have captive servicers.

Employees

At December 31, 2003, we employed approximately 108 full-time employees and one part-time employee. None of our employees are unionized, and we believe that our relations with our employees are good.

Item 2. Properties.

San Diego, California

Our executive offices are located in San Diego, California. Prior to February 1, 2002, our office space comprised a total of approximately 1,981 square feet. The premises were subject to a lease dated March 17, 1999 that would have expired on March 16, 2004, under which we are the tenant. The annual rent was approximately $51,110, in addition to pass-through expenses for utilities, increases in real estate taxes, assessments and increases in insurance.

In order to accommodate our growing San Diego office needs, we entered into a new lease for additional office space in the same office complex as our current executive offices. Effective on February 1, 2002, we entered into a new combined lease that comprises a total of 7,537 square feet. Annual rent for this lease was $235,154 for the first year, $244,560 for the second and $254,343 for the third and final year, in addition to the pass-through expenses set forth above. On January 1, 2003 and on December 15, 2003, we added an additional 1,544 and 1,430 square feet, respectively, to our office space under the current lease on the same terms and conditions. The combined lease is now for 10,511 square feet at an annual rent of $354,506 in 2004 and $29,555 for the balance of the term, which ends on January 31, 2005. We have the right to renew the new lease for an additional five-year period.

Cincinnati, Ohio

We lease additional office space in Cincinnati, Ohio. The office space currently comprises approximately 9,456 square feet. These premises are subject to a lease that expires on March 31, 2007. Our initial lease was for 4,728 square feet, with annual rent of $54,372 through March, 2003, after which time it was increased to $56,736 annually for the remainder of the lease. On September 15, 2002, we entered into a second office lease for an additional 4,728 square feet in the same building as the existing lease. This second office lease also expires on March 31, 2007, and provides for annual rent of $58,154 throughout the term.

Cleveland, Ohio

In March 2004, we reached an agreement in principle to lease approximately 23,985 rentable square feet of office space in Cleveland, Ohio, to be used as the central location for our new loan servicing company, Education Loan Servicing Corp. The lease term is for a period of 10 years and is renewable for two five-year periods subsequent to the expiration of the initial lease term. At the commencement of the lease, the premises will be approximately 16,192 rentable square feet. Within the first 16 months of the commencement, the premises shall be increased in size to be approximately 20,102 rentable square feet. Within 25 months of the commencement, the premises shall again be increased in size to be approximately 23,985 rentable square feet.

Item 3. Legal Proceedings.

We may be subject to various claims, lawsuits and proceedings that arise in the ordinary course of business from time to time. Currently there are no claims or legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2003.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

 of Equity Securities.

Market Price of Common Stock

Our common stock has been trading on the Nasdaq National Market since September 18, 2003, under the symbol “EDLG.” Our common stock was initially traded, commencing on April 27, 1999, in the over-the-counter market through the OTC Bulletin Board system under the symbol “DRCT.” Due to our name change from Direct III Marketing, Inc. to Education Lending Group, Inc. on May 21, 2002, we changed our ticker symbol to “EDLG” and on July 25, 2003, our common stock began trading on the Nasdaq SmallCap Market.

The trading of our common stock is relatively limited. The following table presents the range of the high and low closing price and average daily volume (computed for days in which the shares traded) for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low	Average Volume
Fiscal Year Ended December 31, 2002
First Quarter	$3.26	$2.18	29,523
Second Quarter	3.99	3.00	30,563
Third Quarter	4.07	2.30	18,744
Fourth Quarter	4.35	2.80	23,059

Fiscal Year Ended December 31, 2003
First Quarter	$6.15	$4.15	28,993
Second Quarter	12.40	5.25	45,266
Third Quarter	11.30	8.90	19,316
Fourth Quarter	13.73	9.20	77,666

The information in the table above was provided by The Nasdaq Stock Market and Commodity Systems, Inc. Records of American Stock Transfer and Trust, our transfer agent, indicate that as of March 4, 2004, there were 85 record holders of our common stock.

Dividend Policy

We have neither paid nor declared any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation of our business. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of our Board of Directors.

Equity Compensation Plan Information

Our Stock Option Plan provides for the grant of incentive stock options and non-qualified stock options to our officers, Directors and employees selected by the Board of Directors and/or the Compensation Committee. The term of the Stock Option Plan was set by the Compensation Committee and may not exceed 10 years from the date of the plan’s approval. The Compensation Committee also sets the term of the options granted under the plan. The purpose of the Stock Option Plan is to recognize and compensate officers, Directors and selected employees who contribute to our development and success, to maintain our competitive position by attracting and retaining qualified employees, to provide incentive compensation to officers and key employees based upon our performance and to encourage our officers, Directors and employees to acquire a proprietary and vested interest in our growth and performance.

The following table shows the number of securities to be issued upon the exercise of outstanding options, warrants and rights, the weighted average exercise price of the outstanding employee options and the number of securities remaining available for future issuance under all of our equity compensation plans as of December 31, 2003. The Compensation Committee has recommended that we amend and restate the Stock Option Plan as the Education Lending Group Long-Term Incentive Plan (LTIP). Under the LTIP the number of shares reserved for issuance would be increased from 3,000,000 to 4,500,000. The amendment and restatement of the Stock Option Plan as the LTIP is subject to stockholder approval.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)(1)	(b)	(c)
Equity compensation plans approved by stockholders	2,794,194	$3.60	1,135,435
Equity compensation plans not approved by stockholders	—	N/A	—

Total	2,794,194	$3.60	1,135,435

(1)	Of the total number of options outstanding, 364,565 options are subject to stockholder approval as these awards are in excess of the 3,000,000 million share maximum approved by our stockholders.
(2)	Calculation of amount remaining available for future issuance assumes stockholders will approve the LTIP and the resulting increase in the share reserve discussed above.

Item 6. Selected Financial Data.

Summary Consolidated Financial Data

The following table summarizes selected financial data that was derived from our audited consolidated financial statements for and as of each of the four years ended December 31, 2003, 2002, 2001 and 2000 and for and as of the period from March 1, 1999 to December 31, 1999. Historical operating results are not necessarily indicative of the results that may be expected for any future period. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes and our other financial information included in this Annual Report on Form 10-K.

Consolidated statements of operations data:

	For the year ended December 31,
	2003	2002	2001(1)	2000	1999
Gross interest income	$85,769,586	$25,831,246	$173,050	$—	$—
Total cost of interest income	46,807,603	20,114,359	304,874	—	—
Net interest income (expense)	38,961,983	5,716,887	(131,824)	—	—
Less: provision for losses	2,392,090	1,539,535	53,134	—	—
Net interest income (expense) after provision for losses	36,569,893	4,177,352	(184,958)	—	—
Gain on sale of student loans	11,140,098	1,855,113	—	—	—
Total operating expenses	55,438,332	34,386,764	4,012,392	1,079,791	388,997
Net loss	(7,686,733)	(28,340,640)	(4,126,868)	(1,014,381)	(376,590)
Net loss per share:
Basic and diluted	$(0.61)	$(2.77)	$(0.78)	$(0.24)	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	12,666,616	10,216,331	5,297,240	4,301,083	2,319,142

Consolidated balance sheet data:

	As of December 31,
	2003	2002	2001(1)	2000	1999
Student loans, net of loan loss reserve (securitized and unsecuritized)	$3,366,242,574	$1,349,053,752	$44,446,940	$—	$—
Restricted cash and investments	141,846,261	113,995,355	4,232,634	—	—
Cash and cash equivalents	33,557,879	2,042,527	1,705,113	279,181	742
Interest and other receivables	28,191,861	9,306,708	339,376	—	—
Total Assets	3,583,840,868	1,480,831,270	51,424,305	352,495	69,525
Series 2002/2003 notes	2,905,121,844	1,023,000,000	—	—	—
Warehouse loan facility	660,353,242	470,038,915	50,000,000	—	—
Total Liabilities	3,586,080,566	1,506,461,838	50,721,217	92,761	366,571
Total Stockholders’ (Deficit) Equity	(2,239,698)	(25,630,568)	703,088	259,734	(297,046)

(1)	Student loan operations commenced in September 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the section of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements.”

Business Overview

We are a specialty finance company principally engaged in providing student loan products, services and solutions to students, parents, schools and alumni associations. Our business is focused on originating and purchasing guaranteed student loans made under the Federal Family Education Loan Program, known as FFELP, which includes consolidation loans, Stafford loans and Parent Loans for Undergraduate Students (PLUS). We also offer and purchase alternative supplemental education loans that may be guaranteed by a third-party guarantor. As of December 31, 2003, all of our alternative supplemental loans were guaranteed by a third-party guarantor.

To date, the vast majority of loans we have originated have been consolidation loans. We generally hold these loans on our balance sheet. We currently sell in the secondary market the majority of Stafford and PLUS loans we originate. During the year ended December 31, 2003, we originated or purchased more than $2.5 billion in student loans. As of December 31, 2003, we held an aggregate of $3.3 billion of student loans on our balance sheet. All of our student loans are currently serviced by third-party servicers. We have recently created a wholly-owned subsidiary which we intend to use to service some of our loans.

We generate revenue primarily by earning interest income on the loans we hold on our balance sheet. This financial model allows us to benefit from the predictable revenue stream of our portfolio, unlike specialty finance companies whose revenues are primarily derived from one-time gains upon the sale of their assets. When we do sell loans, we record a gain on the sale of the loans on our income statement. We have agreements with a number of third-party marketing partners who we engage to provide us with completed loan applications. In accordance with GAAP, we expense these marketing partner fees as they are incurred. These fees have historically represented more than 50% of our operating expenses. Accordingly, as a make and hold lender, we have and will continue to record net losses until our portfolio attains scale to generate net interest income sufficient to absorb our expenses, including these marketing partner fees.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Principles of Consolidation—The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and all normal recurring adjustments that Education Lending Group, Inc. considers necessary for a fair presentation of the results for such periods.

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc. (SLX), Education Loan Servicing Corp. (ELSC) and Education Lending Services, Inc. (ELS). SLX, ELSC and ELS are our wholly owned subsidiaries. ELS consists of Education Funding Resources,

LLC (EFR) and Education Funding Capital I, LLC (EFC I). (ELS is the sole member of EFR and EFC I). Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II and Education Funding Capital Trust III, all of which are Delaware statutory trusts and wholly-owned subsidiaries of EFC I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Student Loans—Student loans, consisting of federally sponsored student loans guaranteed by third parties and alternative supplemental loans (not federally sponsored but guaranteed by other third parties) are carried at their purchase price, including unamortized premiums and unamortized origination costs. Loan fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest expense over the contractual life of the loan using the straight-line method which approximates the effective interest method. Deferred fees and costs associated with loans that have been repaid are recorded in the income statement in the period of repayment.

Student Loans Held for Resale—The majority of the student loans originated through the traditional school preferred lender-list channel are subsequently sold to one of two entities. According to the terms of our agreements with the entities who purchase these loans from us, loans sold to one of the entities are sold immediately upon initial disbursement. Costs related to the origination of these loans are netted against gain on sale when the loans are sold rather than capitalized and amortized as discussed above. Loans sold to the other entity are sold 120 days subsequent to the final disbursement. Interest is earned on these loans for the period of time they are held on our balance sheet. Once the loan is sold, the gain on the sale is recorded as discussed below. Costs related to the origination of these loans are capitalized and amortized until the loan is sold. When the loan is sold the remaining unamortized costs are written off (netted against gain on sale). Loans held for resale are reflected on our balance sheet at the lower of cost or market.

Student Loan Income and Net Interest Income—We recognize student loan income as earned, including amortization of premiums. We amortize the premiums and origination fees over the estimated life of the loan. With the guarantee on the student loans applicable to both principal and interest, we recognize interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in our portfolio which have lost their guaranteed status. Net interest income is derived largely from our portfolio of student loans that remain on the balance sheet and is the spread between interest earned on student loans and our cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, amortization of deferred financing costs, fees paid to third-party servicers to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the DOE, and amortization of premiums paid to acquire student loans. All servicing of our student loans is currently outsourced to third-party servicers to whom we pay a fee.

Gain on Sale of Student Loans—We currently sell the majority of the Stafford and PLUS loans we originate. Additionally, from time to time, we may elect to sell consolidation loans. We book the sale in the period the loan is sold and record the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under Statement of Financial Accounting Standard (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). Student loans are sold with the servicing rights released and without recourse. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying values of the related student loans sold. Deferred origination fees and expenses are netted against gain on sale when the loans are sold. According to the terms of our agreements with the entities who purchase these loans from us, loans sold to one of the entities are sold immediately upon initial disbursement. Loans sold to the other entity are sold 120 days subsequent to the second disbursement. The school preferred lender-list business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frames, which corresponds to the college disbursement calendar.

Allowance for Student Loan Losses—We have established an allowance for potential losses on the existing balance sheet portfolio of student loans, both securitized and unsecuritized. These student loan assets are presented net of the respective allowances on the balance sheet. In evaluating the adequacy of the allowance for losses, we consider several factors, including trends in student loan claims rejected for payments by guarantors, default rates on alternative supplemental student loans and the amount of FFELP loans held subject to two percent risk-sharing. The allowance is based on periodic evaluations of our loan portfolio, changes to federal student loan programs, current economic conditions and other relevant factors. We utilize these factors to estimate a projected default rate for our student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately 98% of our student loan portfolio is guaranteed. The allowance for student loan losses is calculated by multiplying the principal balance of the student loans we carry on our balance sheet by 2% (the uninsured portion of the federally sponsored student loans on our balance sheet) and then multiplying that amount by the projected default rate. The projected default rate we utilize is based on industry norms and industry experience. The increases in the provision and allowance between periods are strictly related to the increase in the student loan assets held by us at the end of each period. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Marketing Partner Fees—We have established relationships with various third-party marketing partners to market student loans on our behalf. These fees represent a significant cost to us. SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (SFAS 91) establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. SFAS 91 specifies that costs incurred to identify and attract potential borrowers should be expensed as incurred. As such, fees we pay to our marketing partners are expensed during the period incurred. These fees are included in sales and marketing operating expenses in the income statement.

Additionally, some of these marketing partners have been awarded performance-based stock options, which vest in relation to certain performance criteria being met by the partner. These options are accounted for under SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123), Emerging Issues Task Force (EITF) Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.” Under the guidelines established by these pronouncements, each quarter until performance under the marketing partner agreement is completed, we must record an expense related to the options that are vested as of the end of the quarter. This expense includes a charge equal to the fair market value of the options which vested during the quarter, and a mark-to-market adjustment for the options which vested in previous quarters. This non-cash charge is directly related to our stock price and the performance of our marketing partners, and will fluctuate from quarter to quarter based on the performance of our stock and the number of options which vest during the quarter. This expense is a component of marketing partner fees which are a component of the sales and marketing expenses line item on the income statement.

Derivatives and Hedging Activities—SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative is specifically designated as a hedge. The methodology by which a gain or loss is recognized depends upon whether the derivative may be specifically designated as a hedge. SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS 133,” SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. During the fourth quarter of 2002, we entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract (mark-to-market) was recognized during the period as an additional liability and treated as additional expense/(income) on our income statement. During the second and fourth quarters of 2003 we entered into an additional interest rate swap agreement, which was designated as and is effective as a cash flow hedge. This swap is also recorded in the accrued expenses and other liabilities section of the balance sheet. As this agreement qualifies as a cash flow hedge, changes in the agreement’s fair values (mark-to-market) are recorded in the other comprehensive loss section of the balance sheet rather than as an expense on the income statement. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

Results Of Operations

Earnings Summary.

	For the years ended December 31,
	2003	2002	change	2001	change
Student loan income	$84,696,512	$23,332,690	263%	$156,224	14,835%
Gain on sale of loans	11,140,098	1,855,113	501	—	n/a
Marketing partner fees and expenses	32,619,365	16,688,212	95	1,104,014	1412
Employee compensation	10,786,220	8,484,267	27	855,804	891
Net loss	(7,686,733)	(28,340,640)	73	(4,126,868)	(587)
Loss per share	(0.61)	(2.77)	78	(0.78)	(255)

Net student loans outstanding	3,366,242,574	1,349,053,752	150	44,446,940	2935

For the year ended December 31, 2003, our net loss calculated in accordance with GAAP was $7.7 million, or $0.61 per share, compared to a loss of $28.3 million, or $2.77 per share in 2002 and a net loss of $4.1 million, or $0.78 per share in 2001. We commenced loan operations in September of 2001, therefore our 2001 loss represents only a partial year of full scale business activity. During 2002, our business grew significantly as we added staff and infrastructure to support our organization. Illustrative of the growth we experienced during this time frame is the increase in employee count. We began 2001 with three employees and finished 2002 with 96 employees. We had 109 employees at December 31, 2003. We saw our loans held on our balance sheet grow from $44 million at December 31, 2001 to $1.3 billion at December 31, 2002 and $3.3 billion at December 31, 2003.

Our net earnings are composed of several key components, the most significant of which is loan volume. As our loan volume increases (measured by the amount of loans held on our balance sheet), our student loan income and corresponding expenses increase accordingly. We have several marketing partners who advertise, identify and attract potential borrowers. We pay these marketing partners for each completed student loan application they provide to us. These fees are expensed during the period incurred. Therefore, as our loan origination volume increases, marketing partner fees increase. Since we earn interest on the loans over the life of the loan, the expense of the marketing partner fees will cause operating losses until our balance sheet reaches sufficient scale for the interest income related to existing loans to offset the marketing partner fees related to new loans. As illustrated above, while our loan portfolio, and, correspondingly, our student loan income increased significantly from 2002 to 2003, our net loss did not decline as significantly as might be expected, largely due to the $15.9 million increase (from $16.7 million in 2002 to $32.6 million in 2003) in marketing partner fees during that period.

Although we are primarily a make-and-hold lender, under certain circumstances, discussed more fully below, we sell some of our loans to third parties. When we sell loans, we record a gain on the sale of student loans on our income statement. We did not sell any loans in 2001. In 2002 we recorded gains on sale of $1.9 million. This amount increased to $11.1 million in 2003, also contributing to the significantly reduced net loss in 2003 as compared to 2002.

Employee compensation is another significant component of our net earnings. Employee compensation increased $2.3 million from 2002 to 2003, reflecting the increased headcount between the periods, and a $0.9 million increase in incentive-based cash bonuses earned in 2003 ($3.0 million in 2003 compared to $2.1 million in 2002). The increase in employee compensation expenses from 2001 to 2002 accounts for $7.6 million of the increase in net loss between those years. Included in the 2002 amount are the $2.1 million of incentive-based cash bonuses mentioned above that we paid to employees. Our Compensation Committee determined the amounts of the bonuses paid in 2003 and 2002, based on the growth of student loans on our balance sheet and other performance criteria. These bonuses were then approved by our Board of Directors.

Net Interest Income. Net interest income is derived largely from our portfolio of student loans that remains on our balance sheet. It represents the spread between interest earned on student loans and our cost of generating that interest income. All servicing of our student loans is outsourced to third party servicers. The cost of interest income is composed of interest expense on the warehouse facility and the permanent financings we use to fund our loan portfolio, income or expense related to mark-to-market adjustments for interest rate swaps that are not designated as cash flow hedges as well as interest expense related to all our interest rate swaps, costs paid to a third party servicer to service our loans, amortization of DOE fees (as described in Note 3 of the financial statements), the provision for loan losses, and amortization of premiums paid to acquire loans.

Following is a comparison of the components of net interest income for 2003 as compared to 2002 and for 2002 as compared to 2001.

	For the years ended December 31,
	2003	2002	2001
Interest income
Student loans, net	$84,696,512	$23,332,690	$156,224
Investments	1,073,074	2,498,556	16,826

Total interest income	85,769,586	25,831,246	173,050

Cost of interest income
Interest related expenses	43,533,491	17,409,019	274,586
Valuation of interest-rate swap	(1,044,711)	1,044,711	—
Loan servicing and other fees	4,318,823	1,660,629	30,288

Total cost of interest income	46,807,603	20,114,359	304,874
Net interest income/(expense)	38,961,983	5,716,887	(131,824)
Less: provision for losses	2,392,090	1,539,535	53,134

Net interest income/(expense) after provision for losses	$36,569,893	$4,177,352	$(184,958)

	Increase (decrease)
	2003 vs. 2002		2002 vs. 2001
Interest income
Student loans, net	$61,363,822	263%	$23,176,466	14,835%
Investments	(1,425,482)	(57)	2,481,730	14,749

Total interest income	59,938,340	232	25,658,196	14,827

Cost of interest income
Interest related expenses	26,124,472	150	17,134,433	6,240
Valuation of interest-rate swap	(2,089,422)	(200)	1,044,711	N/A
Loan servicing and other fees	2,658,194	160	1,630,341	5,383

Total cost of interest income	26,693,244	133	19,809,485	6,498
Net interest income/(expense)	33,245,096	582	5,848,711	4,437
Less: provision for losses	852,555	55	1,486,401	2,797

Net interest income/(expense) after provision for losses	$32,392,541	775%	$4,362,310	2,359%

Our interest income, cost of interest income and provision for loan losses were higher in 2003 as compared to 2002, and in 2002 as compared to 2001 primarily due to the increase in volume in our student loan portfolio. The increases in interest income and the cost of interest income due to increased loan volume from 2002 to 2003 were partially offset by lower interest rates related to both our earning assets and our borrowings. In 2002, increases in the cost of interest income related to increased volume, as compared to 2001, were partially offset by lower interest rates on our borrowings due to a securitization completed in April of 2002, which affords us less expensive financing than our warehouse line of credit. These changes are detailed in the following rate/volume analysis which shows the relative contribution of changes in interest rates and asset volumes.

	Net interest increase	Increase (decrease) attributable to change in
		Rate	Volume
2003 vs. 2002
Interest income	$59,938,340	$(18,878,879)	$78,817,219
Cost of interest income	26,693,244	(72,870,347)	99,563,591
Less: provision for losses	852,555	—	852,555

Net interest income after provision for losses	$32,392,541	$53,991,468	$(21,598,927)

2002 vs. 2001
Interest income	$25,658,196	$3,505,940	$22,152,256
Cost of interest income	19,809,485	(20,057,167)	39,866,652
Less: provision for losses	1,486,401	—	1,486,401

Net interest income after provision for losses	$4,362,310	$23,563,107	$(19,200,797)

Our borrowings are generally variable rate and are indexed primarily to commercial paper, the London Interbank Offer Rate (LIBOR) and our auction rate securities. The following table summarizes the average balance of our debt (by index, after giving effect to the impact of interest rate swaps) and the corresponding average interest rate paid on the debt related to each index, respectively, for the years ended December 31, 2003, 2002 and 2001. We have no off-balance sheet debt or financing.

	For the year ended December 31,
	2003		2002		2001
Index	Average Balance	Average Rate of Debt	Average Balance	Average Rate of Debt	Average Balance	Average Rate of Debt
Commercial Paper	$597,205,479	1.63%	$185,863,014	2.15%	$5,424,658	2.92%
LIBOR	435,526,738	1.37	—	—	—	—
Auction Rate Securities	1,427,046,119	1.69	506,043,836	2.57	—	—

Total	$2,459,778,336	1.62%	$691,906,850	2.46%	$5,424,658	2.92%

We provide an allowance for potential loan losses on our balance sheet. The allowance is based on periodic evaluations of our loan portfolio, changes to federal student loan programs, current economic conditions and other relevant factors. We utilize these factors to estimate a projected default rate for our student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately 98% of our student loan portfolio is guaranteed. The allowance for student loan losses is calculated by multiplying the principal balance of the student loans we carry on our balance sheet by 2% (the uninsured portion of the federally sponsored student loans on our balance sheet) and then multiplying that amount by the projected default rate. The projected default rate we utilize is based on industry norms and industry experience. We do not reserve for loan losses related to the alternative supplemental loan portion of our portfolio as currently these loans are 100% guaranteed by a third party agency. Should this situation change, we would reserve for such potential losses as appropriate.

Although our alternative supplemental loans are currently 100% guaranteed, we track delinquency trends related to these loans for informational purposes and as historical data should future loans not be 100% guaranteed and therefore require a loss reserve. The following table shows delinquency trends related to alternative supplemental loans for the years ended December 31, 2003, 2002 and 2001.

	As of December 31,
	2003		2002		2001
Loans in-school/grace/deferment period	$10,034,861		$4,542,027		$—
Loans in forbearance	—		—		—
Loans in repayment and percentage of each status:
Loans current	71,356	73%	8,149	100%	—	—%
Loans delinquent 30-59 days	26,671	27	—	—	—	—
Loans delinquent 60-89 days	—	—	—	—	—	—
Loans delinquent 90 days or greater	—	—	—	—	—	—

Total loans in repayment	98,027	100%	8,149	100%	—	—%

Total alternative supplemental credit student loans	10,132,888		4,550,176		—
Alternative supplemental credit student loan reserves	—		—		—

Alternative supplemental credit student loans, net	$10,132,888		$4,550,176		$—

Percentage of alternative supplemental credit student loans in repayment	1%		—%		—%

Gain on Sale of Student Loans. As market conditions have dictated, we currently sell the majority of loans we originate in the preferred lender-list marketing channel while retaining loans originated in the consolidation marketing channel. The preferred lender-list business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frame which corresponds to the college disbursement calendar. From time to time, we may also elect to sell some portion of our consolidation loans to take advantage of a specific business opportunity or if required to generate cash for operations.

The following table shows the gain on sale of student loans that we recorded for the years ended December 31, 2003, 2002 and 2001.

	For the year ended December 31,
	2003	2002	change	2001	change
Lender-list loans	$2,596,368	$1,855,113	24%	$—	100%
Consolidation loans	8,543,730	—	n/a	—	—

Total	$11,140,098	$1,855,113	501%	$—	n/a

The following table shows total loans sold, by type for each quarter of and for the year ended December 31, 2003, along with the gains on those sales and the corresponding premiums earned.

	For the quarter ended	For the quarter ended	For the quarter ended	For the quarter ended	For the year ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	December 31, 2003

Loans Sold
Consolidated	$205,814,887	$41,196,062	$—	$248,538	$247,259,487
Non-consolidated	41,118,056	27,086,945	35,608,210	28,398,879	132,212,090

Total	$246,932,943	$68,283,007	$35,608,210	$28,647,417	$379,471,577

Gain on Sale
Consolidated	$6,802,751	$1,729,517	$—	$10,261	$8,543,730
Non-consolidated	938,667	630,957	587,410	440,535	2,596,368

Total	$7,741,418	$2,360,474	$587,410	$450,796	$11,140,098

Net Premium
Consolidated	3.31%	4.20%	—%	4.13%	3.46%
Non-consolidated	2.28	2.33	1.65	1.55	1.96

Total	3.14%	3.46%	1.65%	1.57%	2.94%

The increase in gain on sales of lender-list loans for 2002 over 2001 is due to the fact that we did not begin loan originations in this area until the first quarter of 2002. Correspondingly, the increase in gain on sales of lender-list loans for 2003 over 2002 is attributable to having a full year of operations leading into the period and an established pipeline from which to draw.

Due to changes in our arrangement with the purchaser of a portion of these loans, beginning with the third quarter of 2003, we hold some loans on our balance sheet for 120 days after final disbursement, instead of selling them immediately after first disbursement as had been done previously. This change will push a portion of these sales into 2004, which resulted in reduced gain on sale for the latter part of 2003 when compared to the comparable period of 2002. At December 31, 2003, total student loans on our balance sheet included approximately $75.4 million of loans held for sale.

As mentioned above, from time to time we may choose to sell consolidation loans. Accordingly, in addition to the sale of loans generated in the school preferred lender-list channel, during 2003 we chose to sell approximately $247 million of consolidation loans. This resulted in additional gain on sale of approximately $8.5 million for 2003 compared to no sales from this source in 2002 or 2001. As a result, we had total gain on sale during 2003 of approximately $11.1 million compared to $1.9 million during 2002 and $0 during 2001.

Other Income, net. Other income consists of late fees and interest from operating cash balances. Other income, net was approximately $83,000, $19,000 and $72,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The increase in other income in 2003 as compared to 2002 is due primarily to increased late fees received as a result of a greater number of student loans held on the balance sheet at December 31, 2003 as compared to loans held at December 31, 2002. The decrease in other income from 2001 to 2002 is due primarily to lower interest rates and lower cash balances during the year ended December 31, 2002 compared to the year ended December 31, 2001.

General and Administrative Expenses.

	For the year ended December 31,
	2003	2002	Change ($)	Change (%)	2001	Change ($)	Change (%)
Total	$10,903,091	$9,101,454	$1,801,637	20%	$2,213,860	$6,887,594	311%
Salaries and payroll taxes	3,929,620	2,782,559	1,147,061	41	586,365	2,196,194	375
Trustee fees	428,559	109,778	318,781	290	3,682	106,096	2881
Public administration fees	298,807	—	298,807	n/a	—	—	—

General and administrative expenses are those expenses associated with the infrastructure that supports our student loan operations, including but not limited to, salaries and benefits for our administrative and research and development employees, consulting, rents and utilities, legal expenses and fees paid to our independent accountants.

General and administrative expenses increased from $9.1 million in 2002 to $10.9 million in 2003, primarily as a result of increased salaries and payroll taxes as we continued to add employees to support our rapid growth. Additionally, trustee fees (those fees paid to the entities holding our indentures) and public administration costs (costs such as our NASDAQ listing fees and other expenses related to being a publicly held corporation) increased significantly from 2002 to 2003.

The increase in general and administrative expenses from $2.2 million in 2001 to $9.1 million in 2002 was due to additional expenses incurred in connection with the continued growth of our operations related to originating and purchasing student loans. These increases included the addition of 26 employees to our general and administrative staff when compared to the same period in 2001, as well as increased consulting and legal expenses which were necessary to facilitate our rapid growth. As we began operations late in 2001, we rapidly increased our cost structure during 2002 to accommodate our increased loan origination volumes.

In addition to the salary expense discussed above, during 2003 we recorded a charge of approximately $414,000 related to performance-based options granted to employees during the year. The options are being expensed in accordance with GAAP, and will continue to be expensed through 2005, which is when the options become fully vested.

Sales and Marketing Expenses.

	For the year ended December 31,
	2003	2002	Change ($)	Change (%)	2001	Change ($)	Change (%)
Total	$44,535,241	$25,285,310	$19,249,931	76%	$1,798,532	$23,486,778	1306%
Marketing partner fees	32,619,365	16,688,212	15,931,153	95	1,104,014	15,584,198	1412
Salaries and payroll taxes	3,596,556	2,985,301	611,255	20	262,802	2,722,499	1036

Sales and marketing expenses include the fees we pay to various marketing partners to market loans on our behalf. This category also includes the salaries and benefits we pay to our internal sales force and Education Finance Loan CenterSM personnel, as well as associated expenses such as travel, telephone and meals and entertainment. The costs of marketing our products are also included in this category. These expenses include the printing of collateral material, direct mail campaigns and our attendance at various trade shows.

During 2003 we incurred $32.6 million in fees paid to marketing partners who market loans on our behalf, then provide us with completed applications. This amount includes $2.1 million in non-cash charges related to performance-based options granted to some of these partners. As discussed above, these fees are expensed as incurred and represent a significant portion of our expenses. Therefore, increases in marketing partner fees paid account for the majority of the increase in sales and marketing expenses from 2001 to 2002 and from 2002 to 2003. In 2003, these costs represented 73% of sales and marketing expenses and 59% of our total operating expenses. In 2002, marketing partner fees comprised 66% of sales and marketing expenses and 49% of our total operating expenses, and in 2001 our marketing partner fees were 61% of sales and marketing expenses, but only 28% of total operating expenses as we only commenced full scale loan operations in the latter part of the year.

Salary expense and payroll taxes also represent a significant component of the increased sales and marketing expenses from 2001 to 2002 and, to a lesser degree, from 2002 to 2003. The increase in expense from 2001 to 2002 reflects the increase in headcount from three people at December 31, 2001 to 58 people at December 31, 2002. The increased staffing level during this period relates directly to setting up and expanding our loan operations to accommodate the increased volume of loan applications we processed.

In addition to the salary expense discussed above, during 2003 we recorded a charge of approximately $262,000 related to performance-based options granted to employees during the year. The options are being expensed in accordance with GAAP, and will continue to be expensed through 2005, which is when the options become fully vested.

Alternative Performance Measures. In addition to evaluating our GAAP-based data, management, credit rating agencies, and analysts also evaluate our performance related to certain non-financial (or non-GAAP) measures.

Loan Originations

We analyze the ratio of loans generated internally versus those generated externally through our marketing partners. Following is a table which provides detail of loan originations for each of our origination channels for the years ended December 31, 2003, 2002 and 2001.

	For the year ended December 31, 2003
	FFELP	Alternative supplemental	Total
Consolidations—Internal Sources	$608,328,721	$—	$608,328,721
Consolidations—Marketing Partners	1,713,844,683	—	1,713,844,683
Traditional School Channel	225,268,222	—	225,268,222
Other	28,793,032	5,634,157	34,427,189

Total originations and purchases	2,576,234,658	5,634,157	2,581,868,815

Capitalized Interest and Other	11,943,162	7,318	11,950,480

Total student loan acquisitions	$2,588,177,820	$5,641,475	$2,593,819,295

	For the year ended December 31, 2002
	FFELP	Alternative supplemental	Total
Consolidations—Internal Sources	$626,886,868	$—	$626,886,868
Consolidations—Marketing Partners	691,757,292	—	691,757,292
Traditional School Channel	70,186,648	—	70,186,648
Other	23,153,368	4,599,204	27,752,572

Total originations and purchases	1,411,984,176	4,599,204	1,416,583,380

Capitalized Interest and Other	2,131,997	(49)	2,131,948

Total student loan acquisitions	$1,414,116,173	$4,599,155	$1,418,715,328

	For the year ended December 31, 2001
	FFELP	Alternative supplemental	Total
Consolidations—Internal Sources	$19,413,142	$—	$19,413,142
Consolidations—Marketing Partners	25,076,356	—	25,076,356
Traditional School Channel	—	—	—
Other	—	—	—

Total originations and purchases	44,489,498	—	44,489,498

Capitalized Interest and Other	11,512	—	11,512

Total student loan acquisitions	$44,501,010	$—	$44,501,010

The table below presents the above loan acquisition information as percentages of the total loans generated for the years ended December 31, 2003, 2002 and 2001.

	For the year ended December 31, 2003
	FFELP	Alternative Supplemental	Total
Consolidations through Internal Sources	24%	—%	24%
Consolidations through Marketing Partners	66	—	66
Traditional School Channel	9	—	9
Other	1	—	1

Total Originations and Purchases	100%	—%	100%
Capitalized Interest and Other	—	—	—

Total student loan acquisitions	100%	—%	100%

	For the year ended December 31, 2002
	FFELP	Alternative Supplemental	Total
Consolidations through Internal Sources	44%	—%	44%
Consolidations through Marketing Partners	49	—	49
Traditional School Channel	5	—	5
Other	2	—	2

Total Originations and Purchases	100%	—%	100%
Capitalized Interest and Other	—	—	—

Total student loan acquisitions	100%	—%	100%

	For the year ended December 31, 2001
	FFELP	Alternative Supplemental	Total
Consolidations through Internal Sources	44%	—%	44%
Consolidations through Marketing Partners	56	—	56
Traditional School Channel	—	—	—
Other	—	—	—

Total Originations and Purchases	100%	—%	100%
Capitalized Interest and Other	—	—	—

Total student loan acquisitions	100%	—%	100%

Non-Consolidation Loans

While the consolidation loan market has been robust during the recent period of low interest rates, we expect that as interest rates rise, and as the majority of borrowers complete their loan consolidations, the consolidation loan market will diminish. We have used the strength of the consolidation loan market in our early years to fund the development of loan channels that will result in building our presence in the non-consolidation loan channels, such as Stafford, PLUS and alternative supplemental loans. A table presenting the growth of our non-consolidation loans originated and purchased in the years ended December 31, 2003, 2002 and 2001 follows.

	For the year ended December 31,
	2003	2002	2001
Stafford	$196,767,502	$75,145,633	$—
PLUS	56,911,023	17,838,397	—

Total FFELP	$253,678,525	$92,984,030	$—

Alternative supplemental	5,634,157	4,599,204	—

Total Originations and purchases	$259,312,682	$97,583,234	$—

The following table details the respective sources through which these loans were originated:

	For the year ended December 31,
	2003	2002	2001
Traditional School Channel	$225,268,222	$70,186,648	$—
Secondary Market	34,044,460	27,396,586	—

Total Originations and purchases	$259,312,682	$97,583,234	$—

Floor Income

Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the Special Allowance Payment (SAP) formula set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over various interest rate levels. In low interest rate environments, when our student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as floor income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July first. As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July first, we may earn floor income until the next reset date. Floor income is included in student loan income. During 2003 our floor income was $22.9 million, compared to $7.0 million in 2002 and $79,000 in 2001.

Net Interest Margin Analysis

We review our net interest margin on an ongoing basis in order to determine whether the earnings spread we actually received was in line with our expectations. This analysis was not performed during 2002 and 2001, however we are showing it below for the year ended December 31, 2003, and expect to provide this information quarterly.

	For the year ended December 31, 2003
Student Loan Net Interest Margin Analysis
Student Loan Interest Received	$108,706,728	4.7646%
Less:
Consolidation Loan Rebate Fee	(24,010,216)	(1.0524)
Cost of Debt	(40,154,416)	(1.7600)
Premium Amortization	(140,399)	(0.0061)
DOE Fee Amortization	(667,808)	(0.0293)
Loan Loss Reserve	(2,392,090)	(0.1048)
Loan Servicing Costs*	(3,510,616)	(0.1539)

Total Costs	(70,875,545)	(3.1065)

Student Loan Net Interest Margin With Floor Income	37,831,183	1.6581

Additional Interest Expense Incurred to Lock In Portion of Floor Income	5,375,277	0.2356
Floor Income—Revenue	(22,891,731)	(1.0033)

Student Loan Net Interest Margin Before Floor Income	$20,314,729	0.8904%

Consolidated Company Net Interest Margin Analysis
Student Loan Net Interest Margin Before Floor Income	$20,314,729	0.8904
Floor Income After Swap to Lock-In Part of Floor	17,516,454	0.7677
Mark to Market of Interest Rate Swap	1,044,711	0.0458
Negative Interest Carry	(2,306,001)	(0.1011)

Net Interest Margin Reported on Financial Statement	$36,569,893	1.6028%

*	Includes monthly servicing fees, cancellations fees, and amortization of loan set-up costs.

Average student loan balance outstanding for the year was $2,281,555,674.

Liquidity and Capital Resources

At December 31, 2003, we had operating cash and cash equivalents of approximately $33.6 million (excluding restricted cash and investments). Since inception, we have financed our operations from debt and equity financings. During the year ended December 31, 2003, we used cash of approximately $13.1 million to fund our operations, and we acquired property and equipment of approximately $0.8 million. At December 31, 2003, we had advances of approximately $660 million outstanding against our warehouse loan facilities and $2.9 billion of LIBOR/Auction Rate Education Loan Backed Notes issued in 2002 and 2003 (Series 2002 Notes, Series 2003 (April) Notes and Series 2003 (October) Notes) were outstanding and included on our balance sheet. During the year ended December 31, 2003, our net recorded loans increased $2.0 billion to $3.3 billion. During year ended December 31, 2003, we received proceeds of approximately $2.7 million for the issuance of 1,838,621 shares of common stock in connection with the exercise of warrants and employee stock options. Additionally, we received approximately $26.8 million, net of issuance costs, for the issuance of 2,890,000 shares of common stock in connection with a follow-on public offering of our common stock.

We have two warehouse loan facilities which we use to fund the origination and purchase of student loans. One of the facilities is a $19 million facility. The second facility (our Conduit Facility) was established in the fourth quarter of 2002 for $500 million and is renewable on a 364-day basis until expiration of the facility in the fourth quarter of 2005. On October 6, 2003, this loan facility was temporarily increased to $1.2 billion. It was then reduced to $750 million on December 5, 2003. On January 6, 2004 it was increased to $1 billion, and was then increased to $1.25 billion on March 1, 2004. At December 31, 2003, the balance outstanding on the Conduit Facility was approximately $660 million. We must comply with certain covenants in the Conduit Facility agreements. These include, but are not limited to, financial covenants such as a required minimum spread, asset coverage ratio, net consolidation ratio and default ratio, limits on the concentration of certain types of student loans purchased with proceeds from the warehouse loan facility, maintaining the status of the issuer as a single purpose bankruptcy remote limited liability company and ensuring that amendments to the Higher Education Act do not reduce the rate of return earned under the Conduit Facility.

In May and August of 2002, we issued Series 2002 Notes of $525 million and $500 million, respectively, in order to provide permanent financing opportunities for our consolidation loan operations. In April 2003, we issued Series 2003 (April) Notes of $1 billion to provide additional permanent financings for our consolidation loan operations, as mentioned above. We issued Series 2003 (October) Notes in October 2003. The interest rates for the Series 2002 Notes are determined by Dutch Auction. The interest rates of some of the Series 2003 (April) Notes are tied to the three-month LIBOR rate plus an incremental amount ranging from 0.05% to 0.30%, while the rates of other Series 2003 (April) Notes bear interest at a rate determined by Dutch Auction. The interest rates of some of the Series 2003 (October) Notes are tied to the three-month LIBOR rate plus an incremental amount ranging from 0.04% to 0.27%, while the rates of other Series 2003 (October) Notes bear interest at a rate determined by Dutch Auction.

We do not have any scheduled mandatory repayment obligations under the Series 2002 Notes or the Series 2003 Notes. Paydowns of the notes are required to be made on interest payment dates as principal payments on the underlying student loans are received. The Series 2002 Notes have a final maturity date of June 1, 2042. The Series 2003 (April) Notes have staggered final maturity dates as follows: $80 million at March 15, 2007, $144 million at December 15, 2011, $276 million at December 15, 2017, $150 million at March 15, 2032 and the remaining $350 million at March 17, 2042. The Series 2003 (October) Notes have staggered final maturity dates as follows: $77.5 million at September 15, 2008, $118.5 million at December 17, 2012, $319 million at March 16, 2020, $100 million at December 15, 2032 and $385 million at December 15, 2042.

We also do not have any scheduled mandatory repayment obligations under the $500 million Conduit Facility. Upon notice from the lender, this facility can be terminated at the end of each 364-day period. If this notice were to be given, paydown of the Conduit Facility would be required in October 2004.

We are in compliance with all of our debt covenants.

Cash required to meet operating expenses is dependent on the principal amount of our loan originations each month. We are currently able to meet our operating cash requirements from borrowing against the value of the student loans originated each month. Additionally, we raised over $26 million in capital in our recent follow-on public offering of common stock. While we expect to use some of these proceeds for the establishment of our new loan servicing organization, if necessary, we may also use some of these funds for working capital purposes. Management believes that we have sufficient access to financing to meet expenses in the foreseeable future. We also have a $3 million line of credit available for working capital needs. No draws have been made on this line to date. This line of credit expires in June 2004. Management believes additional working capital, if needed, can be raised through the sale of a portion of our student loan portfolio.

Risk Factors

Risks Related to Our Industry

Changes in government regulation of student loans could negatively impact our business and results of operations.

The Higher Education Act of 1965 is subject to comprehensive reauthorization every five years, and reauthorization is currently under consideration by the United States Congress. Changes made in the two most recent reauthorizations have included reductions in student loan yields paid to lenders, increased fees paid by lenders and a decreased level of guarantee. Future changes could negatively impact our business. Moreover, we cannot assure you that the Higher Education Act, which is scheduled to expire on September 30, 2004, will be reauthorized. Congress may elect not to reauthorize the DOE’s, ability to provide interest subsidies, SAPs and federal reinsurance for student loans. Such a failure to reauthorize would substantially reduce the number of guaranteed student loans available for us to originate and/or acquire in the future and would materially adversely affect our business. In addition, funds for payment of interest subsidies and other payments under FFELP are subject to annual budgetary appropriation by Congress. In recent years, federal budget legislation has contained provisions that have restricted payments made under FFELP to achieve reductions in federal spending. Future legislation may adversely affect expenditures by the DOE and the financial condition of guaranty agencies.

Changes in legislation governing consolidation loans could negatively impact our business and results of operations.

As of December 31, 2003, 96% of our student loan portfolio was comprised of consolidation loans. Legislation has been proposed that would permit borrowers of FFELP consolidation loans to refinance these loans. This would create the risk that the consolidation loans in our portfolio would be prepaid through reconsolidation loans by other lenders. Legislation has also been proposed that would abolish the so-called “single holder rule,” which currently restricts the ability of other lenders to consolidate student loans away from a lender that owns all of a particular borrower’s loans. This would put our non-consolidation loan portfolio at risk of being prepaid through consolidation loans made by other lenders. In addition, legislation has been proposed to make the interest rate on new consolidation loans a variable rate, and/or to extend the term of Stafford loans. Such legislation would create a risk of a reduction in demand for our consolidation loans. Any of these legislative changes could have a material adverse impact upon our business.

We must satisfy certain requirements necessary to maintain the guarantees and our right to subsidy payments on our FFELP loans, and we may incur penalties or lose our guarantees or subsidies if we fail to meet these requirements.

Our principal business is comprised of originating, acquiring and holding guaranteed student loans under FFELP. In the future, we intend to service some of our loans. The guarantee on our FFELP loans is conditioned on compliance with, among other things, origination and collection standards set by the DOE and guaranty agencies. FFELP loans that are not administered in accordance with DOE regulations or guaranty agency requirements risk loss of their guarantee and subsidies, in full or in part. The most common reason for loss of guarantee or subsidies on a loan is violations of federal regulations requiring certain collection steps, such as sending collection letters and making phone calls for loans that become delinquent. Regulations also authorize the DOE and guaranty agencies to limit, suspend or terminate lenders’ participation in FFELP and the DOE is also authorized to impose civil penalties if lenders violate program regulations. If we lose the guarantee or subsidies on a substantial number of our FFELP loans, it would have a material adverse effect upon our business.

Our alternative supplemental loan portfolio is also subject to federal and state consumer protection laws and regulations, including state usury laws and related regulations and the Federal Truth in Lending Act. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in our liability to borrowers, the imposition of civil penalties and potential class action suits.

Our failure to comply with any of the above regulatory regimes due to, among other things, compliance errors, breaches of our internal control system, technological defects or fraud by our employees or other persons could subject us to potential legal actions.

The Higher Education Relief Opportunity for Students Act of 2003 allows waivers of or modifications to the requirements of the Higher Education Act that could negatively impact our business and results of operations.

The Higher Education Relief Opportunities for Students Act of 2003, commonly referred to as the HEROES Act of 2003, was signed into law on August 18, 2003. The HEROES Act of 2003 authorizes the Secretary of Education, during the period ending September 30, 2005, to waive or modify any statutory or regulatory provisions applicable to student financial aid programs under Title IV of the Higher Education Act as the Secretary deems necessary to ensure that student loan borrowers who are serving on active military duty during a war or other military operation or national emergency, are serving on National Guard duty during a war or other military operation or national emergency, reside or are employed in an area that is declared by any federal, state or local official to be a disaster area in connection with a national emergency or suffered direct economic hardship as a direct result of war or other military operation or national emergency, as determined by the Secretary, are not placed in a worse financial position as a result of the financial aid. Additionally, the Secretary is directed to ensure that administrative requirements in relation to student financial aid assistance are minimized, to ensure that calculations used to determine need for such assistance accurately reflect the financial condition of such individuals, to provide for amended calculations of overpayment and to ensure that institutions of higher education, eligible lenders, guaranty agencies and other entities participating in student financial aid programs that are located in, or whose operations are directly affected by, areas that are declared to be disaster areas by any federal, state or local official in connection with a national emergency may be temporarily relieved from requirements that are rendered infeasible or unreasonable.

The number and aggregate principal balance of student loans that may be affected by the application of the HEROES Act of 2003 is not known at this time. Accordingly, payments received by Education Lending Group on student loans made to a borrower who qualifies for such relief may be subject to limitations. If a substantial number of borrowers under our student loans become eligible for the relief provided under the HEROES Act of 2003, there could be an adverse effect on our business and results of operations.

Failure to comply with restrictions on inducements under the Higher Education Act could harm our business.

The Higher Education Act generally prohibits a lender from providing inducements to educational institutions or individuals in order to secure applicants for FFELP loans. We have entered into various agreements to acquire marketing lists of prospective FFELP loan borrowers from sources such as college alumni associations. We pay to acquire these lists and for the completed loan applications resulting from these lists. In addition, some of these agreements provide for the alumni association or other marketing partner to market our products to their members or customers in exchange for a fee. If the DOE were to make a determination that such arrangements violate the inducements prohibition, this could damage our reputation and potentially could result in the DOE imposing sanctions on us. These sanctions could negatively impact our business.

The volume of available student loans may decrease in the future which would adversely affect our income.

Our student loan originations generally are limited to students attending eligible educational institutions in the United States. The number of these borrowers may decrease due to declining enrollment, availability of alternative financing, scholarships or for other reasons. In addition, origination volume is greater at some schools than others, and our ability to remain an active lender at a particular school with concentrated volumes is subject to a variety of risks, including the fact that each school that lists us on its preferred lender-list can, at any time, remove us from its list or add other lenders to expand the number of lenders on its preferred lender-list. There is also a risk that a school may enter the FDLP or that a school may begin making student loans itself. In addition, we acquire a small portion of the student loans that we purchase through forward purchase commitments with other student loan lenders. Each of these commitments has a finite term. We cannot assure you that these lenders will renew or extend their existing forward purchase commitments on terms that are favorable to us, if at all, following their expiration.

Competition from the DOE as a result of the FDLP and from other lenders may adversely impact our business.

In 1992, Congress created the FDLP. Under FDLP, the DOE makes loans directly to student borrowers attending schools that choose to participate in that program. The volume of student loans made under FFELP and available for us to originate or acquire may be reduced to the extent loans are made to students under FDLP. In addition, if FDLP expands, we may be included on fewer preferred lender-lists, which could result in a decreased volume of originations or cause us to experience reduced economies of scale. This could adversely affect our earnings. Reductions in our loan volume could further reduce amounts of funds, such as fees and loan collections, received by the guaranty agencies that they have available to pay claims on defaulted student loans, which could negatively effect such agencies’ ability to honor their guarantee obligations. However, the DOE is obligated to honor the guarantee obligation of a guaranty agency if the DOE determines that the agency is unable to fulfill its guarantee obligations to its lenders.

In the FFELP market, we face significant competition from SLM Corporation, the parent company of Sallie Mae. SLM Corporation’s subsidiaries collectively service nearly half of all outstanding FFELP loans and constitute the largest holder of student loans. We also face intense competition from other existing lenders such as Student Loan Corporation, Collegiate Funding Services, LLC and Nelnet, Inc. As we seek to further expand our business, we will face numerous other competitors, many of which will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do and have greater financial and other resources than we do. In addition, several of our competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share. Furthermore, many of the institutions with which we compete have significantly more equity relative to their asset bases than we do. Finally, many of our competitors are regulated financial institutions whose deposits are federally insured. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business.

Higher rates of prepayments of student loans could reduce our profits.

Pursuant to the Higher Education Act, borrowers may prepay loans made under FFELP at any time. Prepayments may result from consolidating student loans, which tends to occur more frequently in low interest rate environments or from borrower defaults, which will result in the receipt of a guarantee payment and from voluntary full or partial prepayments, among other things. The rate of prepayments of student loans may be influenced by a variety of economic, social and other factors affecting borrowers, including interest rates and the availability of alternative financing. Our profits could be adversely affected by higher prepayments, which would reduce the amount of interest we receive and expose us to reinvestment risk.

In addition, increased prepayments of student loans we originate or purchase may result in accelerated recognition of the acquisition costs. Such accelerated recognition may result in negative returns for those loans should they be prepaid before we have recovered our initial premium and marketing fees which would adversely affect our results of operations.

Future losses due to defaults on loans we hold present credit risk that could adversely affect our earnings.

More than 99% of our student loan portfolio as of December 31, 2003 was comprised of FFELP loans. These loans benefit from a guarantee of 98% of their principal balance and accrued interest. We bear full risk of losses experienced with respect to the unguaranteed portion of the student loans. Currently, all losses on the alternative supplemental loans held in our portfolio are 100% privately insured. In the future, we intend to increase our alternative supplemental loan portfolio and we may decide to offer alternative supplemental loans that are not privately insured by a third party private guarantor. We may choose to self-insure for such loans in which case any losses suffered on such loans would have to be borne completely by us. The loan loss pattern on our alternative supplemental loan portfolio is not as developed or as predictable as that on our FFELP loan portfolio.

The performance of student loans in our portfolio is affected by the economy and a prolonged economic downturn may have an adverse effect on the credit performance of these loans. While we have provided allowances estimated to cover losses that we may experience in our student loans that are guaranteed under FFELP and our alternative supplemental loan portfolio, we cannot assure you that our allowances will be sufficient to cover actual losses in the future.

We could experience cash flow problems if a guaranty agency defaults on its guarantee obligation.

A deterioration in the financial status of a guaranty agency and its ability to honor guarantee claims on defaulted student loans could result in a failure of that guaranty agency to make its guarantee payments in a timely manner, if at all. The financial condition of a guaranty agency can be adversely affected if it submits a large number of reimbursement claims to the DOE, which results in a reduction of the amount of reimbursement that the DOE is obligated to pay the guaranty agency. The DOE may also require a guaranty agency to return its reserve funds to the DOE upon a finding that the reserves are unnecessary for the guaranty agency to pay its FFELP expenses or to serve the best interests of FFELP.

If the DOE has determined that a guaranty agency is unable to meet its guarantee obligations, the loan holder may submit claims directly to the DOE and the DOE is required to pay the full guarantee claim. However, the DOE’s obligation to pay guarantee claims directly in this fashion is contingent upon the DOE making the determination that a guaranty agency is unable to meet its guarantee obligations. The DOE may not ever make this determination with respect to a guaranty agency and, even if the DOE does make this determination, payment of the guarantee claims may not be made in a timely manner, which could result in our experiencing cash shortfalls.

Market risks to which we are subject may have an adverse impact upon our business and operations.

Our primary market risk exposure arises from fluctuations in our borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The borrower rates on our FFELP loans are generally reset by the DOE each July first based on a formula determined by the date of the origination of the loan, with the exception of rates on consolidation loans which are fixed to term. The interest rate we actually receive on our FFELP loans is the greater of the borrower rate and a rate determined by a formula based on a spread to either the 91-day Treasury Bill index or the 90-day commercial paper index, depending on when the loans were originated and the current repayment status of the loans.

We issue variable-rate asset-backed securities to fund our student loan assets. The variable-rate debt is generally indexed to 90-day LIBOR or set by auction. The income generated by our student loan assets is generally driven by different short-term indices than our liabilities, which creates interest rate risk for us. We have historically borne this risk internally through the net spread on our portfolio while continuing to monitor our interest rate risk.

Risks Related to our Company

Decreased demand for consolidation loans could have an adverse impact on our business.

The low interest rate environment in the last two years has encouraged many borrowers to consolidate their student loans into one loan with a lower interest rate. At present, the vast majority of our student loan portfolio is comprised of consolidation loans. Demand for consolidation loans could decrease in future years due to higher interest rates, a diminished pool of potential borrowers eligible to consolidate their loans or regulatory changes, such as an extension of the term of Stafford loans. A significant decrease in demand for consolidation loans would have a material adverse effect upon our business.

We have a limited operating history and we have experienced multiple years of unprofitable operations, including a net loss of $7.7 million in 2003, a net loss of $28.3 million in 2002 and a net loss of $4.1 million in 2001.

We have a limited operating history. Our revenues since our inception in March 1999 have been limited. We did not begin generating revenues from operations relating to the origination and purchase of student loans until September, 2001. We had a net loss of $7.7 million in 2003, a net loss of $28.3 million in 2002 and a net loss of $4.1 million in 2001. We will continue to devote substantial resources to developing our business to become a full service provider of financial aid products to students, parents, alumni associations and schools. As a result, we anticipate that we may continue to incur significant losses in the near future.

Our inability to maintain relationships with significant schools or marketing partners could have an adverse impact on our business.

Our inability to maintain strong relationships with significant schools or marketing partners could result in loss of loan origination volume with borrowers attending certain schools and loan origination volume generated by our marketing partners. Approximately 50% of the student loans that we originated from preferred lender-lists are generated from seven schools. The termination of our relationship with one or more of these schools could have a material adverse impact on our business and results of operations. Our top two marketing partners together contribute over 50% of our loan originations. Our agreements with these entities provide for set terms but allow early termination in certain circumstances such as material breach by either party, regulatory changes or bankruptcy. The termination of our relationship with either or both of them could result in a material adverse effect on our business.

Our business could be adversely affected if our third party servicers fail to adequately or timely provide services or if our relationship with any of the servicers terminates.

Currently, third parties service all of the loans we originate or purchase. Because they are external service providers, there are risks associated with inadequate or untimely service. Servicing of student loan assets is critical for FFELP lenders because the guarantee against default is conditioned on the loan being administered according to the DOE and guaranty agency requirements. If our FFELP loans are not administered by our third party servicers in accordance with DOE regulations or guaranty agency requirements, we may lose our guarantee or subsidies, in full or in part. Furthermore, if our relationship with any of our third party servicers terminates, we may need to develop a relationship with another loan servicer, or establish the capability of servicing our own loans, either of which could be time consuming and costly. Although we are currently in the process of establishing our own servicing organization, the loss of a servicer prematurely could materially affect our business.

The loss of key personnel or inability to attract new personnel could adversely affect our future success.

The success of our business is dependent upon the continued services of Robert deRose, Chairman of the Board and Chief Executive Officer; Michael H. Shaut, Director, President and Chief Operating Officer; James G. Clark, Executive Vice President and Chief Financial Officer; Douglas L. Feist, Executive Vice President, Secretary and General Counsel; Fabrizio Balestri, President and Chief Executive Officer of Student Loan Xpress, Inc., a subsidiary of Education Lending Group and David H. Harmon, President and Chief Executive Officer of Education Loan Servicing Corp., a subsidiary of Education Lending Group. The loss of any of these key persons due to death, disability or termination of employment could adversely affect our business, financial conditions or results of operations.

Our success and ability to grow is also dependent in part on our ability to attract, hire and retain talented employees. The inability to attract qualified employees could negatively impact our business, financial condition and operating results.

Failures in our information technology system could disrupt our business.

Our operating processes are highly dependent upon our information technology system infrastructure, and we face the risk of business disruption if failures in our information systems occur. Such a disruption could have an impact upon our business and operations. Although we regularly back up our data and have taken other precautions to protect our information systems, a major physical disaster or other calamity that causes significant damage to our offices or our systems would adversely affect our business.

Our acquisition and strategic alliance strategies include numerous risks, including identifying acquisition candidates, execution risks, significant acquisition costs, the management of a larger enterprise and the diversion of management’s attention that could cause our overall business operations to suffer.

We may seek to acquire companies or enter into strategic alliances that complement our business. Our inability to complete acquisitions, successfully integrate acquired companies or enter into strategic alliances may render us less competitive. We may evaluate acquisitions at any time. We cannot assure you that we will be able to identify acquisition candidates or strategic alliances on commercially reasonable terms or at all. If we make acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Additionally, we cannot be sure that we will be able to obtain financing for acquisitions. Acquisition financing could be more expensive than our current debt. In addition, our ability to control the planning and operations of our strategic alliances may be subject to numerous restrictions imposed by our agreements. Our strategic alliance partners may also have interests that diverge from ours.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the ongoing development or expansion of our existing business. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management’s attention from ongoing business concerns. To the extent that we have miscalculated our ability to integrate and operate the business to be acquired, we may have difficulty in achieving our operating and strategic objectives. The diversion of management attention may affect our results of operations. Future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and accelerated amortization expenses related to acquisition premiums paid, which could have a materially adverse effect on our financial condition, operating results and cash flow.

Our derivative instruments may not be successful in managing our interest rate risks.

We utilize derivative instruments to manage our interest rate sensitivity. The derivative instruments we use are typically in the form of interest rate swaps. Interest rate swaps effectively change variable-rate debt obligations either to fixed-rate debt obligations or to variable-rate debt obligations based on a different index. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, a counterparty to a derivative instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees, brokerage costs and the cost to the counterparty of obtaining a comparable instrument, if a derivative instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates do not move in accordance with our expectations. As a result, we cannot assure you that our economic hedging activities will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.

Failure of counterparties to perform under credit enhancement agreements could harm our business.

In connection with our securitizations and issuances of debt, we periodically utilize credit enhancements or other support agreements such as interest rate swap agreements. We cannot assure performance of the counterparties to these agreements, and failure of such counterparties to perform their obligations under these agreements could impair the viability of our underlying debt or securitization structures, which in turn could adversely impact our results of operations and financial condition.

Liquidity risks inherent in our funding pose risks to us.

We are subject to the risk that we may be unable to meet financial commitments to creditors, marketing partners, forward purchase lenders or borrowers when due. Our primary funding needs are those required to finance our student loan portfolio and satisfy our cash requirements for new student loan originations and acquisitions, operating expenses and technological development.

We have two warehouse loan facilities with financial institutions that are used to fund the origination and purchase of student loans, and in some cases for working capital purposes. Based on current projections, we estimate that our existing capital resources from the warehouse loan facilities and other sources will be sufficient to fund our business operations for the near future. However, we cannot assure you that we will be able to maintain our warehouse loan facilities, obtain new facilities or increase amounts available under existing facilities in the future. Our failure to obtain or maintain a warehouse loan facility when needed and on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely upon securitization vehicles as our most significant source of funding for student loans on a long-term basis. The net cash flow we receive from our securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations have been pledged to secure additional bond obligations. Our rights to cash flow from securitized student loans are subordinate to bondholder interests and these loans may fail to generate any cash flow beyond what is due to pay bondholders. If we are unable to securitize loans in the future, our business would be adversely affected.

The interest rates on certain of our asset-backed securities are set and periodically reset via a “dutch auction” utilizing remarketing agents. Investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent or remarketing agent, who determines the interest rate for the upcoming period. If there are insufficient potential bid orders to purchase all of the notes offered for sale or being repriced, we could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. A failed auction or remarketing could also reduce the investor base of our other financing and debt instruments.

“Do not call” registries may limit our ability to market our products and services.

Our direct marketing operations are subject to various federal and state “do not call” list requirements. Federal legislation was signed on September 29, 2003 authorizing the Federal Trade Commission to implement and enforce a national “do not call” registry. Although the future of the “do not call” registry is currently uncertain, should the new federal regulations be upheld, we will be prohibited from calling anyone on that registry. We may be required to pay a fee to access the registry on a quarterly basis to compare our call list against the registry. The “do not call” registry may restrict our ability to market effectively our products and services to new customers through our direct marketing channel. Furthermore, compliance with this new rule may prove difficult, and we may incur penalties for improperly conducting our marketing activities.

Costs of compliance, as well as the failure to comply with the Sarbanes-Oxley Act of 2002 and the SEC regulations thereunder, may harm our business.

The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all publicly traded companies. Costs of compliance with the Sarbanes-Oxley Act of 2002 are uncertain due to several factors, including the lack of historical data regarding the costs to be incurred, as well as the fact that the SEC is still in the process of promulgating rules and regulations that affect various provisions of the Sarbanes-Oxley Act. In addition, Nasdaq has proposed amendments to its listing standards that will impose additional corporate governance requirements on listed companies. Failure to comply with the Sarbanes-Oxley Act, SEC regulations or Nasdaq National Market listing requirements may result in penalties, fines or delisting of our stock from the Nasdaq National Market which could limit our ability to access the capital markets or have a negative impact on our results of operations.

Risks Related to Our Capital Structure

You may have difficulty selling your shares of common stock because of the limited trading volume for our common stock and other factors beyond our control.

Because our common stock began trading on the Nasdaq National Market relatively recently, there may be less coverage by equity research analysts, the trading price may be lower and it may be more difficult for our stockholders to dispose of our common stock as compared to other traded securities. Lack of coverage on our stock could serve to limit the distribution of news relating to us, limit investor interest in our stock and restrict our ability to issue additional stock and secure additional financing. Our stock may trade at relatively low prices, depending on many factors, including prevailing interest rates. The liquidity of, and the trading market for, our common stock may also be adversely affected by general declines in the market for similar securities. We cannot assure you that the trading price of our common stock will not decline after you elect to purchase shares of our common stock.

Our common stock is unlikely to produce dividend income for the foreseeable future.

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends for the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of the business.

Our common stock is subject to dilution and, as a result, your ownership interest in Education Lending Group and the related value of our common stock may decline.

As of December 31, 2003, we had outstanding warrants and third party options to purchase 713,833 shares of our common stock and outstanding employee stock options to purchase approximately 2,794,194 shares of our common stock. Exercise of these securities will reduce your percentage ownership in us. The existence of these unexercised securities coupled with other factors, such as our relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

Provisions in our organizational documents and under Delaware law may inhibit a takeover or change in control, which could negatively affect our stock price.

Our Amended and Restated Certificate of Incorporation and Bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. For example:

•	our Board of Directors has the power to issue shares of preferred stock and set the related terms without stockholder approval;

•	Delaware law restricts our ability to enter into business combinations with “interested stockholders;”

•	our stockholders may hold a special meeting only if our Board of Directors calls the meeting or if a majority of the votes entitled to be cast at a special meeting make a written demand for the meeting; and

•	we require advance notice for nominating candidates and for stockholder proposals.

You may have difficulty selling your shares of common stock if the stock becomes subject to the penny stock rules and investor suitability standards.

If our common stock trades at levels below $5 per share, it may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose enhanced suitability and disclosure obligations on broker-dealers who sell our common stock. For example, broker-dealers would be required to approve the purchaser for transactions and receive the purchasers’ written consent to the transaction prior to sale. Also, the broker-dealer would be required to give each purchaser of penny stock (1) a document describing the risks of investing in penny stocks; (2) information on market quotations for the penny stock, if any; (3) information on the compensation the broker-dealer and the registered representative receive in the transaction; and (4) monthly account statements disclosing the market value for the penny stock held in the purchaser’s account. Because of these additional obligations, some brokers may not effect transactions in penny stock. This could have an adverse effect on the liquidity of our common stock if it were considered penny stock.

Obligations and Commitments

As of December 31, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	As of December 31, 2003 Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,905,121,845	$—	$51,621,845	$77,500,000	$2,776,000,000
Capital Lease Obligations	23,100	23,100	—	—	—
Operating Lease Obligations	844,728	515,093	329,635	—	—
Purchase Obligations*	4,757,111	4,757,111	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,910,746,784	$5,295,304	$51,951,480	$77,500,000	$2,776,000,000

*	These purchase obligations represent contracts to buy loans from third parties in future periods.

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates related to our financial instruments. Our primary market risk is from changes in interest rates and interest spreads. Our loan portfolio has both fixed and variable rate components, while our financings are composed of multiple types of variable rate debt. Some of our debt is auction rate. This debt typically reprices every 28 days and is therefore particularly sensitive to fluctuations in the market.

We follow a policy to minimize our sensitivity to changing interest rates by generally funding our floating rate loan portfolio with floating rate debt. However, in the current low interest rate environment, our FFELP student loan portfolio is earning floor income due to the reduction in the variable rates on our debt while the rates on the majority of our student loans have remained at the fixed borrower rate. Therefore, absent other hedges, in a low interest rate environment a hypothetical rise in interest rates would have a greater adverse effect on earnings and fair values due to the reduction in potential floor income. Once rates have risen sufficiently to eliminate floor income, further increases have only minimal impact on earnings as both the interest rates earned on the student loan portfolio and the interest rates paid on the debt would rise together. We use derivative instruments to protect our floor income, but inherent in our hedging activities is a risk that we are not hedging all potential interest rate exposures or that the hedges will not perform as designed.

During the year ended December 31, 2003, we earned $22.9 million in floor income, representing approximately 63% of our net interest income after the provision for loan losses. An increase in interest rates to a level where we are no longer able to earn floor income would have a significant adverse affect on our net interest income after the provision for loan losses as well as overall net income or loss.

During 2002 and 2003, we had FFELP loans that were earning floor income. We entered into three interest rate swap contracts to lock-in a portion of that floor income. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the temporary fixed rate nature of the student loans and fixing the relative spread between the student loan asset rate and the converted fixed rate liability.

In the following table, our variable rate assets and liabilities are categorized by the reset date of the underlying index. An interest rate gap is the difference between volumes of assets and liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions as of December 31, 2003 and is not necessarily reflective of positions that existed throughout the period, or that are expected to exist in the future.

	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$3,332,776,246	$33,466,328	$—	$—	$—	$—
Cash and investments	175,404,139	—	—	—	—	—
Interest and other receivables	28,191,861	—	—	—	—	—
Other assets	—	—	—	—	—	14,002,293

Total assets	$3,536,372,246	$33,466,328	$—	$—	$—	$14,002,293

Liabilities and Stockholders’ Equity
Long-term borrowings	$3,565,475,087	$—	$—	$—	$—	$—
Other liabilities	20,605,479	—	—	—	—	—
Stockholders’ Equity	—	—	—	—	—	(2,239,699)

Total liabilities and stockholders’ equity	$3,586,080,566	$—	$—	$—	$—	$(2,239,699)

Period gap before adjustments	$(49,708,320)	$33,466,328	$—	$—	$—	$16,241,992
Interest rate derivatives	(835,000,000)	350,000,000	485,000,000	—	—	—

Period gap	$(884,708,320)	$383,466,328	$485,000,000	$—	$—	$16,241,992

Cumulative gap	$(884,708,320)	$(501,241,992)	$(16,241,992)	$(16,241,992)	$(16,241,992)	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	99%	n/a	n/a	n/a	n/a	n/a
Ratio of cumulative gap to total assets at December 31, 2003	(25)%	(14)%	n/a	n/a	n/a	n/a

The following table illustrates the impact interest rate increases of 100 basis points and 300 basis points would have on our net loss and our loss per share for the years ended December 31, 2003 and 2002.

	Year ended December 31, 2003				Year ended December 31, 2002
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
Increase in pre-tax net loss before SFAS 133	$12,495,920	163%	$20,183,484	263%	$1,461,449	5%	$1,471,240	5%
Increase in basic and diluted loss per share before SFAS 133	0.98	161%	1.59	261%	0.15	5%	0.15	5%

Item 8. Financial Statements and Supplementary Data.

The response on this item is submitted commencing on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 8, 2002, we dismissed Swenson Advisors, LLP as our independent public accountant. The decision to discontinue the engagement was based upon a recommendation of our Board of Directors.

Swenson Advisors, LLP’s reports on our financial statements for the last two years that it audited contained no adverse opinions or disclaimer of opinions and were not modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years that it audited, and through the date of the dismissal, there were no disagreements between us and Swenson Advisors, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Swenson Advisors, LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report during such time period, and there were no reportable events.

We provided Swenson Advisors, LLP with a copy of the above disclosures. Swenson Advisors, LLP furnished the Securities and Exchange Commission a letter, dated July 24, 2002, stating that Swenson Advisors, LLP agrees with the statements and disclosures as set forth above.

Effective July 11, 2002, based upon the recommendation of our Board of Directors, we engaged PricewaterhouseCoopers LLP as our independent public accountant. We have not consulted PricewaterhouseCoopers regarding the application of accounting principles to any completed or contemplated transaction or the type of audit opinion that might be rendered on the financial statements. No written or oral advice was provided that was an important factor we considered in reaching a decision as to an accounting, auditing or financial reporting issue or any disagreement between us and Swenson Advisors, LLP or any reportable event.

Item 9A. Controls and Procedures.

Based on their most recent evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) require specific modifications to ensure that all financial reporting and disclosures are accurate. We have developed several improved internal control processes including additional levels of review for all information that will be included in financial statements and changes in our corporate reporting structure that we expect to improve accountability and responsibility for financial statement preparation. Additionally we have developed a new process for handling the recording of transactions that arise infrequently or are outside the scope of our normal recurring business operations.

Our current internal control structure is currently undergoing an extensive evaluation as we move towards compliance with the Sarbanes-Oxley Act of 2002. We have completed documenting our internal controls and are currently engaged in a process of evaluating those controls and determining what changes would improve the integrity of our financial reporting. We expect to begin implementing these changes during the first quarter of 2004 and to continue an ongoing process of review and improvement of our internal controls in future quarters. We believe these changes will enhance the accuracy of all future financial reports.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information regarding our Board of Directors required by this section of Item 10 is incorporated herein by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders. The following table sets forth information regarding our executive officers:

Name	Age	Position
Robert deRose	57	Chairman of the Board of Directors and Chief Executive Officer

Michael H. Shaut	53	President, Chief Operating Officer and Director

James G. Clark	44	Executive Vice President and Chief Financial Officer

Douglas L. Feist	56	Executive Vice President, Secretary and General Counsel

Fabrizio Balestri	50	President and Chief Executive Officer, Student Loan Xpress, Inc.

David Harmon	52	President and Chief Executive Officer, Education Loan Servicing Corp.

Robert deRose, our Chairman of the Board of Directors and Chief Executive Officer. Mr. deRose has been our Chief Executive Officer since April 1999 and was our President from April 1999 until March 1, 2001. Mr. deRose was the president and chief executive officer of American Express Educational Loans, previously one of the largest student financial aid lenders in the country, from October 1995 through January 1998 and continued to provide consulting services through April 1999. Mr. deRose founded The Educational Funding Company LLC (American Express Educational Loans) and developed innovative direct marketing programs in telemarketing, direct mail and e-commerce. Mr. deRose is currently a director and president of the Survivors Rehabilitation Foundation and The deRose Foundation.

Michael H. Shaut, our Director, President and Chief Operating Officer and President of Education Lending Services, Inc., Education Funding Resources, LLC and Education Funding Capital I, LLC, our wholly owned subsidiaries. Mr. Shaut has been our President and Chief Operating Officer since March 1, 2001 and has been President of Education Lending Services, Inc. since its incorporation on October 3, 2000. Mr. Shaut was formerly the president and chief executive officer of Student Loan Funding Resources, Inc., an originator and secondary market purchaser of guaranteed and alternative supplemental student loans, from 1999 until October 2000. Mr. Shaut was instrumental in selling the company to Student Loan Marketing Association (Sallie Mae) in 2000. Mr. Shaut was president of Education Planning Services, Inc., a joint venture company with Arthur Anderson, LLC, focused on providing strategic consulting services to the higher education finance community, during 1998 and 1999. From December 1995 through June 1998, Mr. Shaut was executive vice president and chief operating officer of The Student Loan Funding Corporation (now known as Student Loan Funding Resources, Inc.) where Mr. Shaut managed the day to day operations of the company.

James G. Clark, our Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Financial Officer of our subsidiaries, Education Lending Services, Inc., Student Loan Xpress, Inc., Education Funding Resources, LLC and Education Funding Capital I, LLC. Mr. Clark has been our Chief Financial Officer since April 1999, Executive Vice President since March 1, 2001 and Executive Vice President and Chief Financial Officer of Education Lending Services, Inc., Student Loan Xpress, Inc., Education Funding Resources, LLC and Education Funding Capital I, LLC since their incorporation or formation. Mr. Clark was formerly the chief financial officer of DTS Communications, Inc., a software development company providing electronic closing services to the real estate industry, from May 1996 until February 1998. As chief financial officer, Mr. Clark was responsible for all of the financial affairs of DTS, including budgeting, banking, cash management, investor relations, insurance and financial reporting. Mr. Clark was also responsible for developing and implementing the company’s procedures in the areas of purchasing, collections/accounts receivable, inventory, credit approval, payroll/human resources, payment terms and travel.

Douglas L. Feist, our Executive Vice President, Secretary and General Counsel and Executive Vice President and Secretary of Education Lending Services, Inc, Student Loan Xpress, Inc., Education Funding Resources, LLC and Education Funding Capital I, LLC. Mr. Feist has been our Secretary and General Counsel since April 1999, Executive Vice President since March 1, 2001 and Executive Vice President and Secretary of Education Lending Services, Inc., Student Loan Xpress, Inc., Education Funding Resources, LLC and Education Funding Capital I, LLC since their incorporation or formation. Mr. Feist was a senior vice president and general counsel of UBL Financial Corporation, an insurance services holding company, from February 1993 through December 1998. Mr. Feist joined at The Educational Funding Company LLC (American Express Educational Loans) in October 1995 as an owner, senior vice president and general counsel. Mr. Feist currently serves as a director for Gordon Composites, Inc., Datavision Technologies Corporation and Nytro Multisport Technology, Inc. and is the sole director and officer of Douglas L. Feist Professional Corporation.

Fabrizio Balestri, President and Chief Executive Officer of Student Loan Xpress, Inc. since January 1, 2002. Along with Mr. deRose, Mr. Balestri was one of the founders of The Educational Funding Company LLC which was sold to American Express Company in 1998 and renamed American Express Educational Loans. Mr. Balestri was the senior vice president of Institutional Sales at American Express Educational Loans. Prior to that, Mr. Balestri spent 14 years with Sallie Mae where he held various positions, including assistant vice president and director of the Western Region, Director of Sales & Technology Partners Products, and Director of Customer Service, Client Services.

David Harmon, President and Chief Executive Officer of Education Loan Servicing Corp. since November 10, 2003. Prior to joining us, Mr. Harmon had been with Great Lakes Higher Education Corporation since 1988. At Great Lakes Higher Education Corporation, Mr. Harmon held positions of increasing responsibility, including executive vice president, during which time he was principally responsible for leading the expansion of the corporation from a single-state guarantor/servicer to its current position as the third largest guarantor in the country. Mr. Harmon has also been executive director at the Ohio Student Loan Commission which is the State’s designated guarantor and servicer of education loans. Mr. Harmon’s career in education loans began at The Ohio State University, where he served as associate director of the Student Loan Office. Mr. Harmon’s experience in the student loan industry spans over 30 years.

Beneficial Ownership Reporting Compliance

The information required by this section of Item 10 is incorporated herein by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

The information required by this section of Item 10 is incorporated herein by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Election of Directors—Code of Ethics.” A copy of our Code of Ethics is also attached as Exhibit 14 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Compensation of Executive Officers—Summary Compensation Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

               Matters.

The information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading “Auditor Independence—Audit Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List of documents filed as part of this Annual Report.

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

3.3	Articles of Merger (2)

3.4	Certificate of Ownership and Merger (2)

4.1	Form of Common Stock Certificate (2)

10.1	Direct III Marketing, Inc. Stock Option Plan, as amended (1)

10.2	Executive Employment Agreement, dated September 15, 2001 between Education Lending Group, Inc. and Robert deRose (3)

10.3	Executive Employment Agreement, dated September 15, 2001 between Education Lending Group, Inc. and Michael H. Shaut (3)

10.4	Executive Employment Agreement, dated September 15, 2001 between Education Lending Group, Inc. and James G. Clark (3)

10.5	Executive Employment Agreement, dated September 15, 2001 between Education Lending Group, Inc. and Douglas L. Feist (3)

10.6	Indenture dated as of October 18, 2002 among Education Funding Resources, LLC, as Issuer, Corporate Receivables Corporation and Corporate Asset Funding Company, Inc., as Conduit Lenders, certain financial institutions from time to time party thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, Fifth Third Bank, as Indenture Trustee and Eligible Lender Trustee and Education Lending Services, Inc., as Master Servicer. (4)

Exhibit Number	Description

10.7	Amendment No. 1 to Indenture among Education Funding Resources, LLC, as Issuer, Corporate Receivables Corporation and Corporate Asset Funding Company, Inc., as Conduit Lenders, certain financial institutions from time to time party thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, Fifth Third Bank, as Indenture Trustee and Eligible Lender Trustee and Education Lending Services, Inc., as Master Servicer dated January 3, 2003. (5)

10.8	Amendment No. 8 to Indenture among Education Funding Resources, LLC, as Issuer, Corporate Receivables Corporation and Corporate Asset Funding Company, Inc., as Conduit Lenders, certain financial institutions from time to time party thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, Fifth Third Bank, as Indenture Trustee and Eligible Lender Trustee and Education Lending Services, Inc., as Master Servicer dated October 15, 2003. (6)

10.9	Indenture of Trust dated as of May 1, 2002 as supplemented on May 1, 2002 by the 2002-1 Series A&B Supplemental Indenture of Trust, as supplemented and amended on August 1, 2002 by the 2002-2 Series A&B Supplemental Indenture of Trust, and on December 23, 2002 by the Third Supplemental Indenture of Trust, between Education Funding Capital Trust—I and Fifth Third Bank, as indenture trustee and trust eligible lender trustee. (4)(7)

10.10	Servicing Agreement entered into as of May 1, 2002, as supplemented on August 1, 2002, among Grad Partners, Inc., Education Funding Capital Trust—I and Fifth Third Bank. (4)

10.11	Second Amended and Restated Credit Agreement dated as of March 26, 2002, among Grad Partners, Inc., Student Loan Xpress, Inc. and Fifth Third Bank, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated June 4, 2003. (4)(8)

10.12	Security Agreement dated as of September 17, 2001 among Grad Partners, Inc., Fifth Third Bank, as eligible lender trustee for Grad Partners, Inc., and Fifth Third Bank, as amended by First Amendment to Security Agreement dated as of January 7, 2002, Second Amendment to Security Agreement dated as of March 26, 2002 and Third Amendment to Security Agreement dated as of June 4, 2003. (4)(8)

10.13	Amended and Restated Continuing Guaranty Agreement dated as March 26, 2002 among Direct III Marketing, Inc. and Fifth Third Bank, as amended by the First Amendment to the Amended and Restated Continuing Guaranty Agreement dated as of June 4, 2003. (4)(8)

10.14	Security Agreement dated as of March 26, 2002, among Student Loan Xpress, Inc., Fifth Third Bank as eligible lender trustee for Student Loan Xpress, Inc. and Fifth Third Bank. (4)

10.15	Indenture of Trust dated as of April 1, 2003, as supplemented on April 1, 2003 by the First Supplemental Indenture of Trust between Education Funding Capital Trust—II and Fifth Third Bank, as indenture trustee and eligible lender trustee. (9)

10.16	Student Loan Origination and Servicing Agreement among Great Lakes Educational Loan Services, Inc., Fifth Third Bank and Education Lending Services, Inc. dated April 16, 2003. (9)

10.17	Office Lease between Education Lending Group, Inc. and Ingalls Building Co. Ltd. dated September 15, 2002. (10)

10.18	Office Lease between Grad Partners, Inc. and Ingalls Building Co. Ltd. dated December 10, 2001. (10)

10.19	Highlands Corporate Center Lease dated January 2002 and First Amendment to Lease Agreement dated December 10, 2002 between Square 24 Associates, L.P. and Education Lending Group, Inc. (10)

10.20	Master Servicing Agreement entered into as of April 1, 2003 among Education Lending Services, Inc., Education Funding Capital Trust—II and Fifth Third Bank. (9)

Exhibit Number	Description

10.21	Servicing Agreement among ACS Education Services, Inc., Fifth Third Bank and Education Lending Services, Inc. dated October 1, 2002. (9)

10.22	Form of Marketing and Administrative Services Agreement. (10)

10.23	Indenture of Trust dated as of October 1, 2003 and supplemented on October 1, 2003 by the First Supplemental Indenture of Trust between Education Funding Capital Trust – III and Fifth Third Bank, as indenture trustee and eligible lender trustee. (11)

14	Code of Ethics

21	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Swenson Advisors, LLP

31.1	CEO Certification under Sarbanes-Oxley Act (Section 302)

31.2	CFO Certification under Sarbanes-Oxley Act (Section 302)

32.1	CEO Certification under Sarbanes-Oxley Act (Section 906)

32.2	CFO Certification under Sarbanes-Oxley Act (Section 906)

(1)	Incorporated by reference from the Company’s Proxy Statement filed April 15, 2002.
(2)	Incorporated by reference from the Company’s Form 10-SB Registration Statement filed March 17, 2000.
(3)	Incorporated by reference from the Company’s Form 10-KSB filed March 29, 2002.
(4)	Incorporated by reference from the Company’s Form S-4 Registration Statement filed December 16, 2002.
(5)	Incorporated by reference from the Company’s Form 10-KSB filed March 31, 2003.
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-2 filed October 31, 2003.
(7)	Incorporated by reference from the Registration Statement on Form S-4/A filed by Education Funding Capital Trust—I on January 24, 2003.
(8)	Incorporated by reference from the Company’s Registration Statement on Form S-4/A filed July 21, 2003.
(9)	Incorporated by reference from the Form 8-K filed by Education Capital I LLC, as Depositor, on behalf of Education Funding Capital Trust—II, the Issuer, on April 23, 2003.
(10)	Incorporated by reference from the Company’s Registration Statement on Form S-4/A filed June 12, 2003.
(11)	Incorporated by reference from the Form 8-K filed by Education Capital I LLC, as Depositor, on behalf of Education Funding Capital Trust—III, the Issuer, on November 13, 2003.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2003, we filed one Report on Form 8-K dated October 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATION LENDING GROUP, INC.

By:	/s/ ROBERT DEROSE

Robert deRose Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Robert deRose Robert deRose	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael H. Shaut Michael H. Shaut	Director, President and Chief Operating Officer

/s/ James G. Clark James G. Clark	Executive Vice President, and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Samuel Belzberg Samuel Belzberg	Director

/s/ Leo Kornfeld Leo Kornfeld	Director

/s/ Richard J. Hughes Richard J. Hughes	Director

/s/ C. David Bushley C. David Bushley	Director

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director

EDUCATION LENDING GROUP, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Education Lending Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Education Lending Group, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of and for the year ended December 31, 2001 were audited by other independent accountants whose report dated February 18, 2002 expressed an unqualified opinion on those statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 11, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Direct III Marketing, Inc.

We have audited the consolidated balance sheet of Direct III Marketing, Inc., a Delaware Corporation, as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct III Marketing, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    SWENSON ADVISORS, LLP

An Accountancy Firm

San Diego, California

February 18, 2002

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
Student loans, net of loan loss reserve	$540,561,502	$392,182,818
Student loans, net of loan loss reserve (securitized)	2,750,239,082	947,213,769
Student loans, held for sale, at the lower of cost or market	75,441,990	9,657,165
Restricted cash and investments	141,846,261	113,995,355
Cash and cash equivalents	33,557,879	2,042,527
Interest & other receivables	28,191,861	9,306,708
Property and equipment, net	1,600,606	1,313,182
Deferred financing costs	12,268,239	4,306,537
Other	133,448	813,209

Total Assets	$3,583,840,868	$1,480,831,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$4,470,680	$699,893
Government payable	7,917,689	4,976,425
Accrued expenses and other liabilities	8,217,111	7,746,605
Series 2002 Notes, Series 2003 (April) Notes and Series 2003 (October) Notes related to securitized student loans structured as collateralized borrowings	2,905,121,844	1,023,000,000
Warehouse loan facility	660,353,242	470,038,915

Total Liabilities	3,586,080,566	1,506,461,838

Commitments and contingencies (Note 13)

Preferred stock—$0.001 par value, 10,000,000 shares authorized
Common stock—$0.001 par value, 40,000,000 shares authorized, 15,917,705 and 11,189,084 shares issued and outstanding, respectively	15,918	11,189
Additional paid in capital	40,673,609	8,219,678
Accumulated deficit	(41,548,168)	(33,861,435)
Other comprehensive loss	(1,381,057)	—

Total Stockholders’ Deficit	(2,239,698)	(25,630,568)

Total Liabilities and Stockholders’ Deficit	$3,583,840,868	$1,480,831,270

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income:
Student loans, net	$84,696,512	$23,332,690	$156,224
Investments	1,073,074	2,498,556	16,826

	85,769,586	25,831,246	173,050

Cost of interest income:
Interest related expenses	43,533,491	17,409,019	274,586
Valuation of interest rate swap	(1,044,711)	1,044,711	—
Loan servicing and other fees	4,318,823	1,660,629	30,288

Total cost of interest income	46,807,603	20,114,359	304,874

Net interest income (expense)	38,961,983	5,716,887	(131,824)
Less: provision for losses	2,392,090	1,539,535	53,134

Net interest income/(expense) after provision for losses	36,569,893	4,177,352	(184,958)

Other income:
Gain on sale of student loans	11,140,098	1,855,113	—
Other	83,374	18,925	72,082

Total other income	11,223,472	1,874,038	72,082

Operating expenses:
General and administrative	10,903,091	9,101,454	2,213,860
Sales & marketing	44,535,241	25,285,310	1,798,532

Total operating expenses	55,438,332	34,386,764	4,012,392

Loss before income tax provision	(7,644,967)	(28,335,374)	(4,125,268)
Income tax provision	41,766	5,266	1,600

Net loss	$(7,686,733)	$(28,340,640)	$(4,126,868)

Net loss per share:
Basic & diluted	$(0.61)	$(2.77)	$(0.78)

Weighted average common shares outstanding:
Basic & diluted	12,666,616	10,216,331	5,297,240

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Loss
Balance, December 31, 2000	4,410,250	$4,410	$1,875,590	$(1,393,927)	$—	$486,073	$—
Issuance of common stock	4,813,480	4,813	4,574,667	—	—	4,579,480	—
Cancellation of stockholder’s note payable	(67,313)	(67)	(235,530)	—	—	(235,597)	—
Net loss	—	—	—	(4,126,868)	—	(4,126,868)	(4,126,868)

Balance at December 31, 2001	9,156,417	$9,156	$6,214,727	$(5,520,795)	$—	$703,088	$(4,126,868)

Issuance of common stock	2,032,667	2,033	2,004,951	—	—	2,006,984	—
Net loss	—	—	—	(28,340,640)	—	(28,340,640)	(28,340,640)

Balance at December 31, 2002	11,189,084	$11,189	$8,219,678	$(33,861,435)	$—	$(25,630,568)	$(28,340,640)

Issuance of common stock
Exercise of options and warrants	1,838,621	1,839	2,740,922	—	—	2,742,761	—
Follow-on public offering	2,890,000	2,890	26,824,119	—	—	26,827,009	—
Performance-based option vesting	—	—	2,888,890	—	—	2,888,890	—
Other comprehensive loss	—	—	—	—	(1,381,057)	(1,381,057)	(1,381,057)
Net loss	—	—	—	(7,686,733)	—	(7,686,733)	(7,686,733)

Balance at December 31, 2003	15,917,705	$15,918	$40,673,609	$(41,548,168)	$(1,381,057)	$(2,239,698)	$(9,067,790)

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows From Operating Activities:
Net Loss	$(7,686,733)	$(28,340,640)	$(4,126,868)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation, amortization and other non-cash charges	3,275,959	481,784	42,772
Loan loss reserve	2,392,090	1,539,535	53,134
Valuation of interest rate swap	(1,044,711)	1,044,711	—
(Increase) decrease in assets:
Interest and other receivables	(18,885,153)	(8,930,074)	(376,631)
Other assets	679,762	(675,738)	(83,097)
Increase in liabilities:
Accounts payable	3,770,743	424,380	215,357
Government payable	2,941,263	4,721,099	255,326
Accrued expenses and other liabilities	1,440,607	6,511,518	384,110

Net cash used by operating activities	(13,116,173)	(23,223,425)	(3,635,897)

Cash flows from investing activities:
Purchase/origination of student loans	(2,399,786,043)	(1,362,741,413)	(44,501,167)
Sales of student loans	379,471,577	56,422,877	—
Acquisition of property and equipment	(803,613)	(1,146,819)	(418,253)

Net cash used in investing activities	(2,021,118,079)	(1,307,465,355)	(44,919,420)

Cash flows from financing activities:
Net proceeds from credit facility	238,347,405	339,974,366	45,767,366
Net proceeds from Series 2002 Notes, Series 2003 (April) Notes and Series 2003 (October) Notes related to securitized student loans structured as collateralized borrowings	1,806,237,861	993,301,828	—
Costs related to securitizations	(8,405,432)	(4,256,984)	(130,000)
Proceeds from issuance of stock	29,569,770	2,006,984	4,343,883

Net cash provided by financing activities	2,065,749,604	1,331,026,194	49,981,249

Net increase in cash	31,515,352	337,414	1,425,932
Cash and cash equivalents at beginning of period	2,042,527	1,705,113	279,181

Cash and cash equivalents at end of period	$33,557,879	$2,042,527	$1,705,113

Supplemental Information
Cash paid for interest	$39,016,359	$13,023,138	$121,666

Cash paid for income taxes	$41,766	$4,466	$1,600

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

(Formerly Direct III Marketing, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Organization

Organization—Education Lending Group, Inc., formerly known as Direct III Marketing, Inc. (“Education Lending Group,” “we,” “our Company,” “our” and “us”) was incorporated in Delaware on March 26, 1999. Our Company was formed to identify and acquire enterprises in the student loan business. Without consummating any acquisitions, in September 2001, through Education Lending Services, Inc. (formerly Grad Partners, Inc.) and Education Funding Resources, LLC (formerly Grad Partners Premier, LLC), we began operations related to marketing, originating, and purchasing student loans. Through these subsidiaries, we originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education (DOE), Health Education Assistance Loans (HEAL) that are eligible for guarantee by the Secretary of Health and Human Services, federally sponsored consolidation loans and other eligible student loans. We have in place a warehouse loan facility with a financial institution which we use to facilitate originating and purchasing student loans. On a periodic basis, we complete student loan securitizations to pay down the warehouse facility and finance our loans on a permanent basis.

Grad Partners, Inc., a wholly owned subsidiary of our Company, was incorporated in Delaware on October 3, 2000. On August 5, 2002 the name was changed to Education Lending Services, Inc. Currently, Education Lending Services, Inc.’s business is focused on the origination of consolidation loans and Parent Loans to Undergraduate Students (PLUS).

Grad Partners Premier, LLC was formed in Delaware on July 19, 2001. On March 1, 2002 the name was changed to Education Funding Resources, LLC. Education Lending Services, Inc. is the sole equity member of Education Funding Resources, LLC. Education Funding Resources, LLC is a special purpose bankruptcy remote entity that was formed in order to facilitate the student loan origination and funding process and the secondary market acquisitions of student loans.

Student Loan Xpress, Inc., a wholly owned subsidiary of our Company was incorporated in Delaware on November 11, 2000 and began operations in November, 2001. Student Loan Xpress, Inc.’s business is primarily focused on development of the traditional school preferred lender-list channel for loan originations. Currently we sell the majority of the loans we generate through this channel.

Education Funding Capital I, LLC was formed in Delaware on April 22, 2002. Education Lending Services, Inc. is the sole equity member of Education Funding Capital I, LLC. Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II and Education Funding Capital Trust III, all of which are Delaware statutory trusts and wholly-owned subsidiaries of Education Funding Capital I. These entities participate in the permanent financing securitizations of our student loan assets.

Education Loan Servicing Corp. was incorporated in Delaware on October 15, 2003 and is expected to begin servicing our loan portfolio during 2004.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and all normal recurring adjustments that we consider necessary for a fair presentation of the results for such periods.

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc. (SLX), Education Loan Servicing Corp. (ELSC) and Education Lending Services, Inc. (ELS).

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SLX, ELSC and ELS are our wholly-owned subsidiaries. ELS consists of Education Funding Resources, LLC (EFR) and Education Funding Capital I, LLC (EFC I). (ELS is the sole member of EFR and EFC I). Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II and Education Funding Capital Trust III, all of which are Delaware corporations and wholly-owned subsidiaries of EFC I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Student Loans—Student loans, consisting of federally sponsored student loans guaranteed by third parties and alternative supplemental loans (not federally sponsored but guaranteed by other third parties) are carried at their purchase price, including unamortized premiums and unamortized origination costs. Loan set-up fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest expense over the contractual life of the loan using the straight-line method which approximates the effective interest method. Deferred fees and costs associated with loans that have been repaid or sold are recorded in the income statement in the period of repayment.

Student Loans Held for Resale—The majority of the student loans originated through the traditional school preferred lender-list channel are subsequently sold to one of two entities. According to the terms of our agreements with the entities who purchase these loans from us, loans sold to one of the entities are sold immediately upon initial disbursement. Costs related to the origination of these loans are netted against gain on sale when the loans are sold rather than capitalized and amortized as discussed above. Loans sold to the other entity are sold 120 days subsequent to the final disbursement. Interest on these loans is earned for the period during which they are held on our balance sheet. Once the loan is sold, the gain on the sale is recorded as discussed below. Costs related to the origination of these loans are capitalized and amortized until the loan is sold. When the loan is sold the remaining unamortized costs are written off (netted against gain on sale). Loans held for resale are reflected on our balance sheet at the lower of cost or market.

Student Loan Income and Net Interest Income—We recognize student loan income as earned, including amortization of premiums. We amortize the premiums and origination fees over the estimated life of the loan. With the guarantee on the student loans applicable to both principal and interest, we recognize interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in our portfolio which have lost their guaranteed status. Net interest income is derived largely from our portfolio of student loans that remain on our balance sheet and is the spread between interest earned on student loans and our cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, amortization of deferred financing costs, fees paid to third party servicers to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the DOE, and amortization of premiums paid to acquire student loans. All servicing of our student loans is currently outsourced to third-party servicers to whom we pay a fee.

Gain on Sale of Student Loans—We currently sell the majority of the Stafford and PLUS loans we originate. Additionally, from time to time, we may elect to sell consolidation loans. We book the sale in the period the loan is sold and record the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under Statement of Financial Accounting Standard (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). Student loans are sold with the servicing rights released and without recourse. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying values of the related student loans sold. Unamortized deferred origination fees and expenses are netted against gain on sale when the loans are sold. According to the terms of our agreements with the entities who purchase these non-consolidation loans from us, loans sold to one of the entities are sold immediately upon initial disbursement. Loans sold to the other entity are

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold 120 days subsequent to the second disbursement. The school preferred lender-list business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frames, which corresponds to the college disbursement calendar.

Allowance for Student Loan Losses—We have established an allowance for potential losses on the existing balance sheet portfolio of student loans, both securitized and unsecuritized. These student loan assets are presented net of the respective allowances on the balance sheet. In evaluating the adequacy of the allowance for losses, we consider several factors, including trends in student loan claims rejected for payments by guarantors, default rates on alternative supplemental student loans and the amount of FFELP loans held subject to two percent risk-sharing. The allowance is based on periodic evaluations of our loan portfolio, changes to federal student loan programs, current economic conditions and other relevant factors. We utilize these factors to estimate a projected default rate for our student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately 98% of our student loan portfolio is guaranteed. The allowance for student loan losses is calculated by multiplying the principal balance of the student loans we carry on our balance sheet by 2% (the uninsured portion of the federally sponsored student loans on our balance sheet) and then multiplying that amount by the projected default rate. The projected default rate we utilize is based on industry norms and industry experience. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Marketing Partner Fees—We have established relationships with various third-party marketing partners to market student loans on our behalf. These fees represent a significant cost to us. SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (SFAS 91) establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. SFAS 91 specifies that costs incurred to identify and attract potential borrowers should be expensed as incurred. As such, fees we pay to our marketing partners are expensed during the period incurred. These fees are included in sales and marketing operating expenses in the income statement.

Additionally, some of these marketing partners have been awarded performance-based stock options, which vest in relation to certain performance criteria being met by the partner. These options are accounted for under SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123), Emerging Issues Task Force (EITF) Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation Number (FIN) 28,” Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (FIN 28). Under the guidelines established by these pronouncements, each quarter until performance under the marketing partner agreement is completed, we must record an expense related to the options that are vested as of the end of the quarter. This expense includes a charge equal to the fair market value of the options which vested during the quarter, and a mark-to-market adjustment for the options which vested in previous quarters. This non-cash charge is directly related to our stock price and the performance of our marketing partners, and will fluctuate from quarter to quarter based on the performance of our stock and the number of options which vest during the quarter. This expense is a component of marketing partner fees which are a component of the sales and marketing expenses line item on the income statement.

Restricted Cash and Investments—We periodically take draws against our warehouse loan facility to fund student loans and any premiums associated with them. The restricted cash and investments shown on the balance sheet reflects draws taken against the warehouse line which have not yet been used to fund student loans. These amounts are restricted and may be used only to fund student loans and any premiums associated with them as outlined in the indentures. Additionally, we are required to maintain certain cash levels in our securitizations.

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted cash and investments shown on the balance sheet reflect these cash balances and are restricted to use as outlined in the indentures.

Cash, Cash Equivalents and Credit Risk—We consider all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. We maintain a large balance in an investment fund that is rated triple A by three rating agencies. These funds are invested in domestic corporate money market securities including commercial paper, repurchase agreements, variable rate instruments and bank instruments. We consider the credit risk associated with our cash and cash investments to be minimal.

Interest and Other Receivables—Interest and other receivables consists of interest receivable on student loans, borrower payments received by third-party servicers not yet sent to us, DOE fees reimbursable on loans sold, and premiums due to us on loans we have sold.

Software and Web-Site Development Costs—We capitalize the costs of software developed for internal use in compliance with Statement of Position, (SOP), 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF Issue 00-2 “Accounting for Web-Site Development Costs.” Capitalization of software developed for internal use and web-site development costs begins at the application development phase of the project. Amortization of software developed for internal use and web-site development costs begins when the software is placed in productive use, and is computed on a straight-line basis over the estimated useful life of the software, which typically ranges from one to three years.

Property and Equipment, net—Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Deferred Financing Costs—Direct costs associated with obtaining financing are capitalized and amortized into interest expense on a straight-line basis over the terms of the respective Series 2002 Notes, Series 2003 (April) Notes, Series 2003 (October) Notes and warehouse loan facility which approximates the effective interest method. The majority of the costs are related to the Series 2002 Notes, Series 2003 (April) Notes and Series 2003 (October) Notes, and are amortized over 40 years. The costs related to the warehouse loan facility are amortized over three years.

Derivatives and Hedging Activities—SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative is specifically designated as a hedge. SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS 133,” SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. During the fourth quarter of 2002, we entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract (mark-to-market) was recognized during the period as an additional liability and treated as additional expense/(income) on our income statement. During the second and fourth quarters of 2003 we entered into additional interest rate swap agreements, both of which were designated as and are effective as cash flow hedges. These swaps are also recorded in the accrued expenses and other liabilities section of our balance sheet. As these agreements qualify as cash flow hedges and are currently effective as such, changes in the agreements’ fair values (mark-to-market) are recorded in the other comprehensive loss section of the balance sheet rather than as an expense on the income statement. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

Employee Stock Options—Employee stock options are accounted for under Accounting Principals Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), using the intrinsic value method.

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, as options granted to employees are fixed in nature, and the awards are made at fair market value on the date of grant, no expense is required to be recognized. However, in 2003 certain employees were awarded performance-based options, which would vest over three years (with the first tranche vesting January 1, 2004, assuming the performance conditions were met). Since performance-based options require variable plan accounting under the terms of APB 25, during 2003 these options were marked-to-market quarterly, until the performance criteria had or had not been met. Accordingly, we recorded this expense as a component of operating expenses on our income statement. As of December 31, 2003, we had determined which options would vest, therefore the final mark-to-market adjustment was made as of December 31, 2003. As required by APB 25, and in accordance with the accelerated vesting schedule described in FIN 28, we will continue to expense these options throughout 2004 and 2005, until they are fully vested, at which time all related expense will have been recognized.

Series 2003 (October) Notes, Series 2003 (April) Notes and Series 2002 Notes—Series 2003 (October) Notes, Series 2003 (April) Notes and Series 2002 Notes, or securitized borrowings, are accounted for under SFAS 140. Under SFAS 140, securitizations that do not qualify for sales treatment are accounted for as secured borrowings. As we retain a call on redeeming any series of the notes under our securitized borrowings, the requirements of paragraph nine of SFAS 140 have not been met. Therefore these transactions are accounted for as secured borrowings in accordance with the provisions of paragraph 15 of SFAS 140.

Government Payables—We are required to pay the DOE a one-time 50 basis point origination fee on consolidation, Stafford and PLUS loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. Each fee is payable to the DOE. Fees due the DOE but not yet paid are shown as government payables.

Income Taxes—We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are determined for temporary differences between the carrying amounts of assets or liabilities for book purposes versus tax purposes, based on the enacted tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized. We file a consolidated U.S. federal income tax return that includes our eligible subsidiaries.

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

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disclosure of pro forma earnings in accordance with SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123”—In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (SFAS 148). SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. We have determined that SFAS 148 will not have a significant impact on our consolidated financial statements. We continue to account for our incentive based compensation using the intrinsic value method under APB 25. Had compensation costs for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, our net earnings and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	For the year ended December 31,
	2003	2002	2001
Net loss, as reported	$(7,686,733)	$(28,340,640)	$(4,126,868)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(1,067,452)	(1,162,227)	(2,495,836)

Pro forma net loss	$(8,754,185)	$(29,502,867)	$(6,622,704)

Loss per share:
Basic & diluted as reported	$(0.61)	$(2.77)	$(0.78)
Basic & diluted pro forma	$(0.69)	$(2.89)	$(1.25)

Recently Issued Accounting Pronouncements

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards that specify how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB decided to defer certain provisions of this statement, primarily related to certain mandatorily redeemable interests. We have determined that SFAS 150 will not have an impact on our consolidated financial statements.

Note 3—Student Loans

We originate student loans on our own behalf and we purchase student loans from originating lenders. Our portfolio consists principally of loans originated under two federally sponsored programs—FFELP and HEAL. We also purchase alternative supplemental loans.

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. During the year we originated over 98% of the student loans added to our portfolio. The nature of the student loans we held at December 31, 2003 is as follows:

	As of December 31, 2003
	Student Loans (including held for resale)	Student Loans (securitized)	Total
FFELP Loans:
Stafford	$103,226,517	$—	$103,226,517
PLUS	33,466,328	—	33,466,328
Consolidation	464,963,561	2,732,653,627	3,197,617,188

FFELP sub-total	601,656,406	2,732,653,627	3,334,310,033
Alternative supplemental loans	10,132,888	—	10,132,888

Total student loans, gross	611,789,294	2,732,653,627	3,344,442,921
Deferred origination costs, net of amortization	4,845,119	20,864,638	25,709,757
Loan loss reserve	(630,921)	(3,279,183)	(3,910,104)

Total student loans, net	$616,003,492	$2,750,239,082	$3,366,242,574

The nature of the student loans we held at December 31, 2002 is as follows:

	As of December 31, 2002
	Student Loans	Student Loans (securitized)	Total
FFELP Loans:
Stafford	$28,994,304	$—	$28,994,304
PLUS	2,446,976	—	2,446,976
Consolidation	363,649,783	941,829,553	1,305,479,336

FFELP sub-total	395,091,063	941,829,553	1,336,920,616
Alternative supplemental loans	4,550,177	—	4,550,177

Total student loans, gross	399,641,240	941,829,553	1,341,470,793
Deferred origination costs, net of amortization	2,661,217	6,514,411	9,175,628
Loan loss reserve	(462,474)	(1,130,195)	(1,592,669)

Total student loans, net	$401,839,983	$947,213,769	$1,349,053,752

The average maturity by type of loan and the weighted average student loan interest rates that were in effect as of December 31, 2003 and 2002 were as follows:

	As of December 31,
	2003 Average Maturity	2002 Average Maturity	2003 Weighted Average Loan Rate	2002 Weighted Average Loan Rate
FFELP Loans:
Stafford	12.6	13.3	2.84%	3.46%
PLUS	9.7	9.8	4.18	4.86
Consolidation	21.8	20.5	4.47	5.14
Alternative supplemental loans	20.9	20.8	3.50	4.25

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The Higher Education Act is scheduled to expire on September 30, 2004, and reauthorization is currently under consideration by the United States Congress. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in student loan yields paid to lenders, increased fees paid by lenders and a decreased level of guarantee.

Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July first of each year depending on when the loan was originated. We earn interest at the greater of the borrower’s rate or a floating rate. If the floating rate exceeds the borrower rate, the DOE makes a payment directly to us based upon the Special Allowance Payment (SAP) formula. SAP is generally paid whenever the average of all of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a spread of between 1.74 and 3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay. If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, we simply earn interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that we earn on the loan.

We purchase alternative supplemental loans. These loans are made to students whose loan eligibility under the FFELP program does not meet their total borrowing needs. Unlike FFELP loans, alternative supplemental loans are credit-based. Depending on the loan program, the credit requirements may be met by a co-borrower. Interest rates are reset quarterly and may be tied to prime or to commercial paper (CP) rates. Alternative supplemental loans may be guaranteed by a third-party guarantor. At December 31, 2003, all our alternative supplemental loans were 100% guaranteed by third-party guarantors.

We generally finance our student loan portfolio with floating rate debt tied to the London Interbank Offer Rate (LIBOR) or CP rates. Such borrowings in general, however, do not have minimum rates. As a result, in certain declining interest rate environments, our portfolio of student loans may be earning at the minimum borrower rate while our funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short-term interest rates. For loans where the borrower’s interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. This excess spread is called floor income. For loans where the borrower’s interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower’s interest rates, which occurs on July first of each year.

We are required to pay the DOE a one-time 50 basis point origination fee on Stafford, PLUS, and consolidation loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. Each fee is payable to the DOE. The unamortized portion of the orignation fees are included in our balance sheet in student loans, net of loan loss reserve and student loans, net of loan loss reserve (securitized.) Also, all loans acquired after October 1, 1993 are subject to risk sharing on claim payments under which the loan is guaranteed for 98% of the outstanding balance plus accrued interest.

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in the student loan balances held during the years ended December 31, 2003 and 2002 is as follows:

	Student Loans	Student Loans (securitized)	Total
Balance at 12/31/01	$44,446,940	$—	$44,446,940
Additions
Originations and purchases	1,408,681,899	5,097,150	1,413,779,049
Capitalized interest	444,537	1,687,411	2,131,948
Additions to deferred origination costs	2,502,402	6,644,790	9,147,192
Deductions
Borrower payments	(19,714,374)	(42,581,672)	(62,296,046)
Sales to third parties	(56,422,877)	—	(56,422,877)
Net additions to loan loss reserve	(409,340)	(1,130,195)	(1,539,535)
Reductions in deferred origination costs	(62,540)	(130,379)	(192,919)
Other
Transfer to securitizations	(977,626,664)	977,626,664	—

Balance at 12/31/02	$401,839,983	$947,213,769	$1,349,053,752
Additions
Originations and purchases	2,580,779,104	1,089,711	2,581,868,815
Capitalized interest	1,146,047	10,804,433	11,950,480
Additions to deferred origination costs	13,232,779	15,500,127	28,732,906
Reductions in loan loss reserve	2,595,270	104,293	2,699,563
Deductions
Borrower payments	(24,962,945)	(79,207,808)	(104,170,753)
Sales to third parties	(379,471,577)	—	(379,471,577)
Refunds, cancellations and adjustments	(43,573,085)	(63,528,569)	(107,101,654)
Net additions to loan loss reserve	(2,771,270)	(2,320,384)	(5,091,654)
Reductions in deferred origination costs	(11,049,108)	(1,149,669)	(12,198,777)
Other
Transfer to securitizations	(1,921,759,402)	1,921,759,402	—
Other	(2,304)	(26,223)	(28,527)

Balance at 12/31/03	$616,003,492	$2,750,239,082	$3,366,242,574

(Note: Due to improved reporting received from our loan servicers in 2003, we are able to present the 2003 activity in greater detail than the 2002 data. In 2002 refunds, cancellations, adjustments and certain loan sales were included as part of borrower payments or netted against originations and purchases. These items are presented separately for 2003.)

In the above table, capitalized interest represents borrower interest that has been capitalized into a borrower’s principal balance. When a borrower leaves a period of deferment or forbearance to enter into active repayment, any accrued but unpaid borrower interest is capitalized and added onto the borrower’s principal balance.

Note 4—Student Loans—Loan Loss Reserve

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. We evaluate the adequacy of the

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision for losses on our guaranteed student loan portfolio separately from our alternative supplemental loan portfolio. For our guaranteed student loan portfolio, we primarily consider trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98% of principal and accrued interest. Loans are placed on non-accrual status and charged off at the point that a loan claim is rejected for payment by guarantors.

At December 31, 2003 all alternative supplemental loans were 100% guaranteed by third-party guarantors. For the alternative supplemental loans that are not guaranteed by third-party guarantors, we primarily consider recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of our alternative supplemental loans have not matured to a point where predictable loan loss patterns have developed. Therefore, we rely on general industry data related to similar programs to determine the loan loss reserve. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes.

The following table summarizes changes in the loan loss reserve for the years ended December 31, 2003, 2002 and 2001.

	For the year ended December 31,
	2003	2002	2001
Balance at Beginning of Period	$1,592,669	$53,134	$—
Provision	2,392,090	1,539,535	53,134
Charge-offs	(74,655)	—	—
Recoveries	—	—	—

Balance at End of Period	$3,910,104	$1,592,669	$53,134

The additions to the loan loss reserve are expensed on the income statement during the period incurred. The balance of the loan loss reserve at the end of the period is netted against student loans and included in “Student Loans, net of loan loss reserve” and “Student loans, net of loan loss reserve (securitized)” on our balance sheet.

Note 5—Investments

We are required to maintain certain cash levels in our securitizations. Restricted cash and investments shown on the balance sheet reflect these cash balances and are restricted to use as outlined in the indentures. We use some of this cash to purchase guaranteed investment contracts, as such investments are permitted within the terms of the securitizations.

Note 6—Warehouse Loan Facility and Securitization

We have a $500 million warehouse loan facility (our Conduit Facility) and a $19 million warehouse loan facility that we use to fund the origination and purchase of student loans. Our $500 million loan facility was established in the fourth quarter of 2002. From time to time the lender has approved temporary increases in the Conduit Facility, with the largest increase allowing us to borrow up to $1.25 billion. As of December 31, 2003, the Conduit Facility had been approved for advances of up to $750 million. We use this facility to fund the origination and purchase of student loans. Our Conduit Facility capacity allows us to fund and pool student loans until we aggregate sufficient volume to access the securitization markets for more cost-efficient financing. At December 31, 2003, the balance outstanding on the Conduit Facility was approximately $660 million.

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This Conduit Facility is governed by an indenture and other program documents which were entered into as of October 18, 2002, with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the CP rate (1.12% at December 31, 2003) of the financial institution providing the liquidity facility. In addition to interest charges, we also pay trustee fees as well as a commitment fee on the unused portion of the facility. The Conduit Facility includes a number of covenants and compliance features that we must meet to continue to make additional draws on the facility as well as to maintain the existing loan balances.

In October of 2003, we completed a $1 billion LIBOR auction rate student loan securitization that has been accounted for as a securitized borrowing as the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Series 2003 (October) Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.04% to 0.27%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than December 15, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At December 31, 2003 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in October, 2003

	As of December 31, 2003
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2003A-1 (October)	$77,500,000	1.21%	n/a	9/15/2008
Series 2003A-2 (October)	118,500,000	1.27	n/a	12/17/2012
Series 2003A-3 (October)	319,000,000	1.44	n/a	3/16/2020
Series 2003A-4 (October)	100,000,000	1.18	12/8/2003	12/15/2032
Series 2003A-5 (October)	83,750,000	1.21	11/24/2003	12/15/2042
Series 2003A-6 (October)	83,750,000	1.19	12/1/2003	12/15/2042
Series 2003A-7 (October)	83,750,000	1.20	12/8/2003	12/15/2042
Series 2003A-8 (October)	83,750,000	1.22	12/15/2003	12/15/2042
Series 2003B-1 (October)	50,000,000	1.30	12/8/2003	12/15/2042

Total	$1,000,000,000

We also completed a $1 billion, LIBOR auction rate student loan securitization in April 2003. This securitization has also been accounted for as a securitized borrowing as the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Series 2003 (April) Notes related to securitized student loans structured as collateralized borrowings on the

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.05% to 0.30%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than March 17, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At December 31, 2003 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in April, 2003

	As of December 31, 2003
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2003A-1 (April)	$51,621,844	1.22%	n/a	3/15/2007
Series 2003A-2 (April)	144,000,000	1.27	n/a	12/15/2011
Series 2003A-3 (April)	276,000,000	1.47	n/a	12/15/2017
Series 2003A-4 (April)	75,000,000	1.15	5/9/2003	3/15/2032
Series 2003A-5 (April)	75,000,000	1.16	5/23/2003	3/15/2032
Series 2003A-6 (April)	100,000,000	1.20	5/7/2003	3/17/2042
Series 2003A-7 (April)	100,000,000	1.20	5/14/2003	3/17/2042
Series 2003A-8 (April)	100,000,000	1.17	5/21/2003	3/17/2042
Series 2003B-1 (April)	50,000,000	1.22	5/21/2003	3/17/2042

Total	$971,621,844

In May and August of 2002, we completed $525 million and $500 million, respectively, auction rate student loan securitizations that have been accounted for as collateralized borrowings as the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Series 2002 notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third-party servicer. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. At December 31, 2003, the notes bore interest as follows:

$525,000,000 Auction Rate Education Loan Backed Notes Issued in May, 2002

	As of December 31, 2003
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-1	$75,000,000	1.23%	2/11/2003	6/1/2042
Series 2002A-2	68,650,000	1.14	5/13/2003	6/1/2042
Series 2002A-3	75,000,000	1.13	5/20/2003	6/1/2042
Series 2002A-4	67,800,000	1.19	8/19/2003	6/1/2042
Series 2002A-5	64,500,000	1.16	6/13/2002	6/1/2042
Series 2002A-6	66,000,000	1.17	6/20/2002	6/1/2042
Series 2002A-7	66,000,000	1.20	6/27/2002	6/1/2042
Series 2002B-1	33,700,000	1.35	6/20/2002	6/1/2042

Total	$516,650,000

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$500,000,000 Auction Rate Education Loan Backed Notes Issued in August, 2002

	As of December 31, 2003
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-8	$50,000,000	1.23%	9/23/2002	6/1/2042
Series 2002A-9	65,000,000	1.19	10/24/2002	6/1/2042
Series 2002A-10	49,850,000	1.14	9/3/2002	6/1/2042
Series 2002A-11	73,000,000	1.18	9/9/2002	6/1/2042
Series 2002A-12	69,000,000	1.13	9/12/2002	6/1/2042
Series 2002A-13	78,000,000	1.20	9/16/2002	6/1/2042
Series 2002B-2	32,000,000	1.35	9/18/2002	6/1/2042

Total	$416,850,000

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

We are in compliance with the debt covenants on both the warehouse loan facilities and the securitizations.

Note 7—Interest Rate Swaps

To lock in portions of floor income associated with some of our loan assets, from time to time we enter into interest-rate swap agreements on portions of our portfolio. Management expects our hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

We use interest-rate swaps to convert floating-rate debt to fixed rates in order to lock-in a desired spread between our interest-earning assets and interest-bearing liabilities. These swaps usually possess a term between one and one and one-half years, with a fixed pay rate and a receive rate indexed to the rates paid on our borrowings. The specific terms and notional amounts of the swaps are determined based on costs to initiate swaps and the length of the agreements which may be entered into.

In order to take advantage of the low interest rate environment, since December of 2002, we have entered into three interest rate swaps which are described below. Additionally, the swaps entered into in April of 2003 and in October of 2003 were completed as requirements of the corresponding securitizations which are discussed in Note 6.

In October of 2003 we entered into an interest rate swap related to $485 million of our student loan portfolio (the notional amount). Under the terms of the agreement, on each quarterly distribution date, commencing December 15, 2003 through the termination date of the agreement, the Counterparty must pay us an amount equal to the product of:

•	three month LIBOR for the relevant period

•	the $485 million notional amount of the swap and

•	the quotient of the actual number of days in that period divided by 360

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In exchange for the above payments, on each quarterly distribution date, we must pay the Counterparty an amount equal to the product of:

•	1.53% per annum (computed on the basis of a 360-day year consisting of twelve 30 day months) and

•	the $485 million notional amount of the swap for that period

In accordance with the terms of the agreement, any payment amounts will be netted, so that only the net difference in the above amounts will actually be paid quarterly. The agreement is in effect until November 2, 2004. Since the underlying debt is tied to LIBOR, we are effectively fixing the variable component of the cost related to the $485 million notional amount at 1.53% for the period.

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. During 2003 we recorded a $691,000 charge to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. The hedge will expire during 2004. Correspondingly, this amount will reverse out of other comprehensive loss and flow through the interest expense section of the income statement during the year. The fair market value of the interest rate swap at December 31, 2003 was a liability of $691,000. Further, during the year ended December 31, 2003, we recorded additional interest expense of $307,000 related to the interest rate swap, but not related to the mark-to-market adjustment, on our income statement.

In April of 2003 we entered into an interest rate swap related to $350 million of our student loan portfolio (the notional amount). Under the terms of the agreement, on each quarterly distribution date, commencing June 16, 2003 through the termination date of the agreement, the Counterparty must pay us an amount equal to the product of:

•	three month LIBOR for the relevant period

•	the $350 million notional amount of the swap and

•	the quotient of the actual number of days in that period divided by 360

In exchange for the above payments, on each quarterly distribution date, we must pay the Counterparty an amount equal to the product of:

•	1.56% per annum (computed on the basis of a 360-day year consisting of twelve 30 day months) and

•	the $350 million notional amount of the swap for that period

In accordance with the terms of the agreement, any payment amounts will be netted, so that only the net difference in the above amounts will actually be paid quarterly. The agreement is in effect until September 15, 2004. Since the underlying debt is tied to Libor, we are effectively paying 1.56% over LIBOR for the debt related to the $350 million of the portfolio, for the effective period of the swap.

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the period. During 2003 we recorded a $690,000 charge to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. The hedge will expire during 2004. Correspondingly, this amount will reverse out of other comprehensive loss and flow through the interest expense section of the income statement during the year. The fair market value of the interest-rate swap at December 31, 2003 was a liability of $690,000. Further, during the year ended December 31, 2003, we recorded additional interest expense of $910,000, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

In December of 2002 we entered into an interest-rate swap related to $700 million of our student loan portfolio. This swap was not designated as a hedge under SFAS 133. Under the requirements outlined in SFAS

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

133, we are required to mark-to-market the value of the swap at the end of the quarter. However, since this swap was not designated as a cash flow hedge, the mark-to-market adjustment was recorded to expense/(income) on the income statement. The fair market value of the interest-rate swap was determined at December 31, 2003 to be zero. We recorded a credit booked as a reduction of the cost of interest income during the year of $1,045,000 (the difference between the fair market value of the swap at December 31, 2002 and at December 31, 2003) as a mark-to-market adjustment. In the year ended December 31, 2002 we recorded an additional cost of interest income of $1,045,000 reflecting the mark-to-market adjustment for this swap. We also recorded additional interest expense related to this interest-rate swap (but not related to the mark-to-market adjustment) of $2,419,000 and $41,000 during the years ended December 31, 2003 and 2002, respectively.

Note 8—Loss Per Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share in the periods presented is equal to basic loss per share since any additional dilutive potential common shares are considered anti-dilutive. The calculation for December 31, 2003 excludes 3,745,302 shares that would have been anti-dilutive had they been included in the calculation. The loss per share was computed as follows for the years ended December 31, 2003, 2002 and 2001:

	For the year ended December 31,
	2003	2002	2001
Net loss, as reported	$(7,686,733)	$(28,340,640)	$(4,126,868)

Weighted average common shares outstanding:
Basic & diluted	12,666,616	10,216,331	5,297,240

Loss per share	$(0.61)	$(2.77)	$(0.78)

Note 9—Common Stock, Stock Options and Warrants

We have one class of common stock. There are no preferences related to dividends, voting rights, or dissolution. During 2001, we issued a total of 4,813,480 shares of common stock. This was composed of 3,950,000 shares which were sold for $3,716,000, net of fees of $234,000 and the conversion of $863,480 of notes payable into 863,480 shares of common stock. During 2002, we issued 2,032,667 shares of common stock for $2,006,984, net of fees of $30,000. During 2003, pursuant to an S-2 registration statement, we registered and sold in a public offering 2,890,000 shares of our common stock, for proceeds of $26,827,010, net of issuance costs of $2,072,990. Also during 2003 we issued 1,838,621 shares of common stock pursuant to the exercise of options and warrants, for proceeds of $2,742,761.

As part of the private placements discussed above and as additional consideration for loans made to us, investors received warrants to purchase our common stock at prices from a low of $1.00 up to $6.00 per share. During 2003, no warrants were issued, however 1,462,417 were exercised, leaving 165,333 remaining outstanding at the end of 2003. These warrants are included in the Warrants/Non-Employee Options section of this footnote.

The Education Lending Group, Inc. 1999 Stock Option Plan, originally effective April 21, 1999, amended April 1, 2001 and subsequently amended July 1, 2001, March 8, 2002 and April 4, 2002, provides for the granting of Incentive and Non-Qualified Stock Options to our employees and Directors at the direction of the Board of Directors and the Compensation Committee. Currently, under the Stock Option Plan, options for up to 3,000,000 shares of our common stock may be granted from time to time. After discussions on several occasions,

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on March 9, 2004 the Board of Directors adopted, subject to stockholder approval, an amendment and restatement of the Stock Option Plan to be known as the Education Lending Group Long-Term Incentive Plan (LTIP). The Board adopted the amended plan in order to, among other things, increase the number of shares of our common stock that may be issued or transferred under all awards by 1,500,000 to 4,500,000 shares.

As of December 31, 2003, the Company had stock options for the purchase of 2,794,194 shares of common stock outstanding, with exercise prices ranging from $0.90 per share to $13.17 per share. Certain options are vested immediately upon grant while others vest over one or three years.

We have issued non-qualified stock options to various third-party contractors. During 2003 we issued 150,000 of these options. At December 31, 2003, 548,500 non-qualified stock options were outstanding. The options issued in exchange for marketing services fall under the scope of EITF 96-18 and EITF 00-18 and are considered to be variable awards which require variable accounting treatment until the third party’s performance is complete. During the years ended December 31, 2003 and 2002, we recognized expense of approximately $2,169,000 and $44,000, respectively, relating to warrants and stock options for which third-party performance was complete. These options are included in the Warrants/Non-Employee Options section of this footnote.

SFAS 123 allows companies to measure compensation cost in connection with employee option plans using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. We have elected to continue to use the intrinsic value based method and therefore we do not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted consistent with the provisions of SFAS 123, our pro forma net loss and pro forma net loss per common share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	For the year ended December 31,
	2003	2002	2001
Net loss, as reported	$(7,686,733)	$(28,340,640)	$(4,126,868)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(1,067,452)	(1,162,227)	(2,495,836)

Pro forma net loss	$(8,754,185)	$(29,502,867)	$(6,622,704)

Weighted average common shares outstanding:
Basic & diluted	12,666,616	10,216,331	5,297,240
Loss per share:
Basic & diluted as reported	$(0.61)	$(2.77)	$(0.78)
Basic & diluted pro forma	$(0.69)	$(2.89)	$(1.25)

We granted 751,853 options to employees and non-employee Directors during 2003. Our net increase in options outstanding for 2003 (options granted, net of options exercised or forfeited) was 239,199. As required by SFAS 123, we provide the following disclosure of hypothetical values for the net options issued during 2003. The weighted average fair market value of stock options granted during 2003 was $5.92. These values were estimated using the Black-Scholes option-pricing model with the following assumptions for 2003 and 2002, respectively: expected volatility of 74% and 92%, average weighted risk free interest rate of 4.0% and 3.6% and expected life of 5.0 and 9.33 years.

Pro forma disclosures are not likely to be representative of the effects of reported pro forma net income and earnings per share in future years as additional options may be granted in future years and the vesting or forfeiture of options already granted will impact the pro forma disclosures.

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in stock options and warrants are summarized below:

Employee Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Granted
Balance, December 31, 2001	1,668,495	$1.40
Granted	1,035,500	2.36	$1.72
Exercised	(41,667)	(1.10)
Cancelled	(107,333)	(1.68)

Balance, December 31, 2002	2,554,995	2.03

Granted	751,853	7.85	5.92
Exercised	(378,704)	(1.61)
Cancelled	(133,950)	(3.13)

Balance, December 31, 2003	2,794,194	$3.60

Warrants/Non-Employee Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value Granted
Balance, December 31, 2001	3,079,750	$1.66
Granted	487,500	1.68	$1.83
Exercised	(1,491,000)	1.00
Expired/Cancelled	(50,000)	(2.00)

Balance, December 31, 2002	2,026,250	2.14

Granted	150,000	4.15	3.00
Exercised	(1,462,417)	1.36
Expired/Cancelled	—	—

Balance, December 31, 2003	713,833	$3.96

The grant price for employee stock options ranges from $0.90 to $13.17 per share. The grant price for the warrants/non-employee options varies from $1.00 to $6.00. Following are summaries of options outstanding and exercisable as of December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90—$ 1.40	816,025	7.3	$1.32	556,025	$1.31
$1.54—$ 2.02	806,333	7.6	1.92	415,668	1.85
$2.30—$ 4.00	723,516	5.9	3.23	424,122	3.48
$4.15—$ 7.25	790,153	6.3	5.00	442,818	4.97
$7.50—$13.17	372,000	9.8	10.70	—	—

Total	3,508,027	7.1	$3.68	1,838,633	$2.81

Note 10—Income Taxes

In accordance was SFAS 109, we provide for income taxes using an asset and liability based approach as discussed in Note 2 above. We record deferred income tax assets and liabilities to reflect the tax consequences on

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future years of temporary differences related to the reporting of certain revenue and expense items for financial statement purposes. As of December 31, 2003, we have a net deferred tax asset of approximately $17 million relating primarily to the net operating loss carryforwards generated by our operations. The valuation allowance increased by approximately $3.3 million during the year ended December 31, 2003. For financial reporting purposes, our net deferred tax asset has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. Current income tax expense is approximately $42,000, which represents statutory franchise and capital taxes.

At December 31, 2003 and 2002, the tax effect of the temporary differences that create the deferred tax assets and liabilities discussed above include the following:

	As of December 31,
	2003	2002
Deferred tax assets:
Net operating losses	$24,654,421	$14,288,636
Bad debt reserve	1,575,772	21,413
Compensation expenses not currently deductible	1,133,703	—
Other	4,090	2,075

Total deferred tax assets	27,367,986	14,312,124

Deferred tax liabilities:
Depreciation/amortization	(90,533)	(11,069)
Loan origination fees	(10,361,032)	(728,968)

Total deferred tax liabilities	(10,451,565)	(740,037)
Less: Valuation allowance	(16,916,421)	(13,572,087)

Net tax asset	$—	$—

A reconciliation of the statutory U.S. federal rate and our effective rate for the years ended December 31, 2003, 2002 and 2001 is as follows:

	For the year ended December 31,
	2003	2002	2001
Income tax benefit at the 34% statutory rate	$(2,613,489)	$(9,629,097)	$(1,403,135)
State income benefit, net of federal tax	(392,971)	(1,778,949)	(240,596)
Increase in valuation allowance	3,344,334	11,413,312	1,639,924
Increase in deferred asset due to stock options	(563,400)	—	—
Other, net	267,292	—	5,407

Income tax expense	$41,766	$5,266	$1,600

We have federal net operating loss carryforwards as follows:

Year Loss Generated	Balance of Loss Carryforwards	Year of Expiration
December 31, 1999	$372,410	2019
December 31, 2000	641,480	2020
December 31, 2001	4,558,220	2021
December 31, 2002	34,139,143	2022
December 31, 2003	21,619,138	2023

Total	$61,330,391

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Fair Value of Financial Instruments

The following table summarizes the fair value of our financial assets and liabilities, including our derivative instruments, as of December 31, 2003 and 2002.

	December 31, 2003			December 31, 2002
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$3,486,727,830	$3,366,242,574	$120,485,256	$1,397,351,574	$1,349,053,752	$48,297,822
Cash and investments	33,557,879	33,557,879	—	2,042,527	2,042,527	—

Total earning assets	3,520,285,709	3,399,800,453	120,485,256	1,399,394,101	1,351,096,279	48,297,822

Interest bearing liabilities
Accounts payable	4,470,680	4,470,680	—	699,893	699,893	—
Government payable	7,917,689	7,917,689	—	4,976,425	4,976,425	—
Short-term borrowings	660,353,242	660,353,242	—	470,038,915	470,038,915	—
Long-term notes	2,905,121,845	2,905,121,845	—	1,023,000,000	1,023,000,000	—

Total interest bearing liabilities	3,577,863,456	3,577,863,456	—	1,498,715,233	1,498,715,233	—

Derivative financial instruments
Interest rate swaps	(1,381,057)	(1,381,057)	—	(1,044,711)	(1,044,711)	—

Excess of fair value over carrying value			$120,485,256			$48,297,822

Note 12—Indenture and Securitization Fees

There are certain fees payable in connection with the Indenture and Securitizations. These are commitment fees, program fees, an annual administration fee, broker/dealer fees, auction agent fees and certain indenture trustee fees. Monthly commitment fees, program fees, broker/dealer fees, auction agent fees and indenture trustee fees are expensed in the month incurred. Annual administration fees are expensed ratably over twelve months. Other fees are expensed ratably over the term of the indenture or securitization as appropriate.

Note 13—Commitments

The following is a schedule of future minimum operating lease payments:

For the year ending December 31,
2004	$515,093
2005	166,932
2006	133,066
2007	29,637

$844,728

The minimum lease payments include a non-cancelable operating lease that expires on January 31, 2005, and two non-cancelable operating leases that expire on March 31, 2007.

We also have a capital lease that began in 2002. Payments are for 24 months. There was an initial payment of approximately $102,000, which was followed by 11 payments of approximately $12,521 and 12 payments of approximately $54. The final payment of approximately $23,100 is expected to be made during the first quarter of 2004.

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net rent expense for the years ended December 31, 2003, 2002 and 2001 was $462,041, $331,150 and $74,032, respectively.

As of December 31, 2003, we have commitments to purchase approximately $4,757,000 of loans.

Note 14—Selected Quarterly Data (unaudited)

The following table presents selected quarterly financial data for each quarter in the years ended December 31, 2003 and 2002.

2003—As Restated	Quarter ended 12/31/2003	Quarter ended 9/30/2003	Quarter ended 6/30/2003	Quarter ended 3/31/2003
Interest income	N/A	$23,411,994	$19,902,202	$14,903,557
Net interest income after provision for loan losses	N/A	11,282,929	8,245,853	4,101,613
Loss before extraordinary items and cumulative effect of a change in accounting	N/A	(2,813,913)	(1,763,074)	(1,594,844)
Loss per share	N/A	(0.23)	(0.15)	(0.11)
Net loss	N/A	(2,813,913)	(1,763,074)	(1,594,844)

2003—As Originally Reported	Quarter ended 12/31/2003	Quarter ended 9/30/2003	Quarter ended 6/30/2003	Quarter ended 3/31/2003
Interest income	$27,551,833	$23,411,994	$19,902,202	$14,903,557
Net interest income after provision for loan losses	12,939,498	11,276,253	8,239,605	4,096,176
Loss before extraordinary items and cumulative effect of a change in accounting	(1,514,902)	(2,820,589)	(1,683,250)	(1,199,511)
Loss per share	(0.11)	(0.23)	(0.15)	(0.11)
Net loss	(1,514,902)	(2,820,589)	(1,683,250)	(1,199,511)

2002—As Reported	Quarter ended 12/31/2002	Quarter ended 9/30/2002	Quarter ended 6/30/2002	Quarter ended 3/31/2002
Interest income	$12,143,183	$8,218,240	$4,195,556	$1,275,913
Net interest income after provision for loan losses	2,040,278	891,697	1,085,239	161,783
Loss before extraordinary items and cumulative effect of a change in accounting	(9,225,674)	(10,208,202)	(4,075,883)	(4,830,882)
Loss per share	(0.84)	(0.99)	(0.40)	(0.51)
Net loss	(9,225,674)	(10,208,202)	(4,075,883)	(4,830,882)

The difference between the amounts originally presented for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and the restated amounts for the respective quarters reflects the correction of a computational error made relating to consolidation loans sold during the quarters ended March 31, 2003 and June 30, 2003. Loan servicing set-up fees should have been written off against the gain on sale when the loans were sold, rather than continuing to be amortized. The restated numbers reflect this correction.

Note 15—Reconciliation of 2001 Cash Flow Statement to 2002 and 2003 Presentation

We believe that advances from loan facilities which have not yet been used to fund student loans are more properly presented netted against the proceeds from the credit facility advancing the funds rather than as cash used in investing activities, since such cash has not yet been invested. Therefore, to more properly reflect our cash flows in our Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and

EDUCATION LENDING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, we reclassified the 2001 cash flows related to our “Warehouse loan facility advances” of $4,232,634, from the investing activities section of the statement to the “Proceeds from credit facilities” line of the financing activities section of the statement.

Note 16—Subsequent Events

To facilitate the originating and purchasing of student loans, in January of 2004 we arranged a temporary increase in our warehouse loan facility with a financial institution, bringing the total warehouse loan facility amount to $1 billion. This amount was increased to $1.25 billion on March 1, 2004. The temporary increase in the warehouse loan facility expires on April 2, 2004, at which time the warehouse loan facility will revert back to $500 million.

In March 2004, we reached an agreement in principle to lease approximately 23,985 rentable square feet of office space in Cleveland, Ohio, to be used as the central location for our new loan servicing company, Education Loan Servicing Corp. The lease term is for a period of ten years and is renewable for two five-year periods subsequent to the expiration of the initial lease term. At the commencement of the lease, the premises will be approximately 16,192 rentable square feet. Within the first 16 months of the commencement, the premises shall be increased in size to be approximately 20,102 rentable square feet. Within 25 months of the commencement, the premises shall again be increased in size to be approximately 23,985 rentable square feet.

On January 16, 2004 we filed a shelf registration statement with the SEC. This registration statement will allow us to issue additional Education Loan Backed Notes in the amount of $2 billion over the next two years.