Form 10-Q
period 2004-03-31
EDUCATION LENDING GROUP INC
filed 2004-05-10
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES  ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding at March 31, 2004: 16,296,337, including treasury shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2004	December 31, 2003
	(Unaudited)
Student loans, net of loan loss reserve	$900,700,102	$540,561,502
Student loans, net of loan loss reserve (securitized)	2,696,655,319	2,750,239,082
Student loans held for resale at the lower of cost or market	76,651,150	75,441,990
Restricted cash and investments	149,022,431	141,846,261
Cash and cash equivalents	27,426,833	33,557,879
Interest & other receivables	34,451,863	28,191,861
Property and equipment, net	1,717,417	1,600,606
Deferred financing costs	12,038,817	12,268,239
Other	1,176,853	133,448

Total Assets	$3,899,840,785	$3,583,840,868

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Accounts payable	$2,880,489	$4,470,680
Government payable Accrued expenses and other liabilities	7,777,357 6,255,650	7,917,689 8,217,111
Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings	2,855,535,613	2,905,121,844
Warehouse loan facilities	1,025,333,858	660,353,242

Total Liabilities	3,897,782,967	3,586,080,566

Commitments and contingencies—(Note 9)	—	—
Preferred stock—$0.001 par value, 10,000,000 shares authorized Common stock—$0.001 par value, 40,000,000 shares authorized, 16,296,337 and 15,917,705 shares issued and outstanding, respectively	16,296	15,918
Additional paid in capital	42,306,611	40,673,609
Accumulated deficit	(38,577,705)	(41,548,168)
Accumulated other comprehensive loss, net of taxes of $0	(1,687,384)	(1,381,057)

Total Stockholders’ Equity/(Deficit)	2,057,818	(2,239,698)

Total Liabilities and Stockholders’ Equity/(Deficit)	$3,899,840,785	$3,583,840,868

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

Interest income:	2004	2003
Student loans, net	$30,135,859	$14,712,652
Investments	356,220	190,905

	30,492,079	14,903,557
Cost of interest income
Interest related expenses	14,714,103	8,607,003
Valuation of interest rate swap Loan servicing and other fees	— 1,863,703	912,702 727,609

Total cost of interest income	16,577,806	10,247,314
Net interest income	13,914,273	4,656,243

Less: provision for loan losses	437,523	554,630

Net interest income after provision for loan losses	13,476,750	4,101,613

Other income
Gain on sale of student loans	2,426,546	7,741,418
Other	58,011	7,045

Total other income	2,484,557	7,748,463
Operating expenses:
General and administrative	2,528,930	1,898,913
Servicing	164,103	—
Sales and marketing	10,192,858	11,509,951

Total operating expenses	12,885,891	13,408,864

Income/(loss) before income tax provision	3,075,416	(1,558,788)
Income tax provision	104,953	36,056

Net income/(loss)	$2,970,463	$(1,594,844)

Net income/(loss) per share:
Basic	$0.19	$(0.14)
Diluted	$0.16	$(0.14)
Weighted average common shares outstanding:
Basic	15,980,461	11,311,164

Diluted	18,493,415	11,311,164

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Three Months Ended March 31, 2004

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Income
Balance, December 31, 2003	15,917,705	$15,918	$40,673,609	$(41,548,168)	$(1,381,057)	$(2,239,698)
Exercise of options and warrants	378,632	378	776,896	—	—	777,274
Performance-based option vesting	—	—	861,145	—	—	861,145
2003 Secondary offering-additional issuance costs	—	—	(5,039)	—	—	(5,039)
Other comprehensive loss	—	—	—	—	(306,327)	(306,327)	$(306,327)
Net income	—	—	—	2,970,463	—	2,970,463	2,970,463

Balance at March 31, 2004	16,296,337	$16,296	$42,306,611	$(38,577,705)	$(1,687,384)	$2,057,818	$2,664,136

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income/(loss)	$2,970,463	$(1,594,844)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation, amortization and other non-cash charges	1,665,275	294,230
Loan loss reserve	437,523	554,630
Valuation of interest rate swap	—	912,702
(Increase) decrease in assets:
Interest and other receivables	(6,260,002)	(4,365,026)
Other assets	(889,999)	329,118
Increase (decrease) in liabilities:
Accounts payable	(1,590,190)	3,379,628
Government payable	(140,332)	1,054,661
Accrued expenses and other liabilities	(2,035,439)	(1,256,735)

Net cash used by operating activities	(5,842,701)	(691,636)

Cash flows from investing activities:
Purchase/origination of student loans	(407,403,001)	(445,194,159)
Sales of student loans	98,785,491	—
Acquisition of property and equipment	(314,521)	(176,717)
Acquisition of intangible assets	(63,406)	—
Other investments	(90,000)	—

Net cash used in investing activities	(309,085,437)	(445,370,876)

Cash flows from financing activities:
Net proceeds from credit facility	369,123,451	471,601,403
Net proceeds from Education Loan Backed
Notes related to securitized student loans structured as collateralized borrowings	(60,905,237)	(21,525,554)
Costs related to securitizations	(193,357)	(582,241)
Proceeds from issuance of stock	772,235	173,816

Net cash provided by financing activities	308,797,092	449,667,424

Net increase/(decrease) in cash	(6,131,046)	3,604,912
Cash and cash equivalents at beginning of period	33,557,879	2,042,527

Cash and cash equivalents at end of period	$27,426,833	$5,647,439

Supplemental Information
Cash paid for interest	$11,261,949	$5,064,124
Cash paid for taxes	$40,957	$36,056

See accompanying notes to consolidated financial statements

Education Lending Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 1—Summary of Organization

Organization—Education Lending Group, Inc., (“Education Lending Group,” “we,” “our Company,” “our” and “us”) was incorporated in Delaware on March 26, 1999. Our Company was formed to identify and acquire enterprises in the student loan business. Without consummating any acquisitions, in September 2001, through Education Lending Services, Inc. and Education Funding Resources, LLC, we began operations related to marketing, originating, and purchasing student loans. Through these subsidiaries, we originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education (DOE), federally sponsored consolidation loans and other eligible student loans. We have in place two warehouse loan facilities with financial institutions which we use to facilitate originating and purchasing student loans. On a periodic basis, we complete student loan securitizations to pay down the warehouse facility and finance our loans on a permanent basis.

Education Lending Services, Inc., a wholly-owned subsidiary of our Company, was incorporated in Delaware on October 3, 2000. Currently, Education Lending Services, Inc.’s business is focused on the origination of consolidation loans and Parent Loans to Undergraduate Students (PLUS).

Education Funding Resources, LLC was formed in Delaware on July 19, 2001. Education Lending Services, Inc. is the sole equity member of Education Funding Resources, LLC. Education Funding Resources, LLC is a special purpose bankruptcy remote entity that was formed in order to facilitate the student loan origination and funding process and the secondary market acquisitions of student loans.

Student Loan Xpress, Inc., a wholly-owned subsidiary of our Company, was incorporated in Delaware on November 1, 2000 and began operations in November, 2001. Student Loan Xpress, Inc.’s business is primarily focused on development of the traditional school preferred lender-list channel for loan originations. Currently we sell the majority of the loans we generate through this channel.

Education Funding Capital I, LLC was formed in Delaware on April 22, 2002. Education Lending Services, Inc. is the sole equity member of Education Funding Capital I, LLC. Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II, Education Funding Capital Trust III and Education Funding Capital Trust IV, all of which are Delaware statutory trusts and wholly-owned subsidiaries of Education Funding Capital I. These entities participate in the permanent financing securitizations of our student loan assets.

Education Loan Servicing Corporation was incorporated in Delaware on October 15, 2003 and is expected to begin servicing a portion of our loan portfolio during 2004.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and all normal recurring adjustments that we consider necessary for a fair presentation of the results for such periods.

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc. (SLX), Education Loan Servicing Corporation (ELSC) and Education Lending Services, Inc. (ELS). SLX, ELSC and ELS are our wholly-owned subsidiaries. ELS consists of Education Funding Resources, LLC (EFR) and Education Funding Capital I, LLC (EFC I). (ELS is the sole member of EFR and EFC I). Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II, Education Funding Capital Trust III and Education Funding Capital Trust IV, all of which are Delaware statutory trusts and wholly-owned subsidiaries of EFC I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Student Loans—Student loans, consisting of student loans which are 98% guaranteed by the government and alternative supplemental loans (guaranteed by other third parties) are carried at their purchase price, including unamortized premiums and unamortized origination costs. Loan set-up fees and certain direct loan origination costs are deferred. Net deferred loan origination costs related to securitized loans are amortized into interest expense over the contractual life of the student loan using the effective interest method. Net deferred loan origination costs related to loans which have not been securitized are amortized into interest expense over the contractual life of the student loan using the straight-line method. The overall effect of this treatment is approximation of the effective interest method. Deferred fees and costs associated with loans that have been repaid or sold are recorded in the income statement in the period of repayment.

Student Loans Held for Resale—The majority of the student loans originated through the traditional school preferred lender-list channel are subsequently sold to one of two entities. According to the terms of our agreements with the entities who purchase these loans from us, loans sold to one of the entities are sold immediately upon initial disbursement. Deferred costs related to the origination of these loans are netted against gain on sale when the loans are sold rather than capitalized and amortized as discussed above. Loans sold to the other entity are sold subsequent to the final disbursement. Interest on these loans is earned for the period during which they are held on our balance sheet. Once the loan is sold, the gain on the sale is recorded as discussed below. Costs related to the origination of these loans are capitalized and recognized once the loan is sold. When the loan is sold the costs are written off (netted against gain on sale). Loans held for resale are reflected on our balance sheet at the lower of cost or market.

Student Loan Income and Net Interest Income—We recognize student loan income as earned, including amortization of premiums. We amortize the premiums and deferred origination fees over the estimated life of the student loan. With the guarantee on the student loans applicable to both principal and interest, we recognize interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in our portfolio which have lost their guaranteed status. Net interest income is derived largely from our portfolio of student loans that remain on our balance sheet and is the spread between interest earned on student loans and our cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, amortization of deferred financing costs, fees paid to third-party servicers to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the DOE, and amortization of premiums paid to acquire student loans. All servicing of our student loans is currently outsourced to third-party servicers to whom we pay a fee.

Gain on Sale of Student Loans—We currently sell the majority of the Stafford and PLUS loans we originate. Additionally, from time to time, we may elect to sell consolidation loans. We book the sale in the period the loan is sold and record the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under Statement of Financial Accounting Standard (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). Student loans are sold with the servicing rights released and without recourse. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying values of the related student loans sold. Unamortized deferred origination fees and expenses are netted against gain on sale when the loans are sold. According to the terms of our agreements with the entities who purchase these non-consolidation loans from us, loans sold to one of the entities are sold immediately upon initial disbursement. Loans sold to the other entity are sold subsequent to the final disbursement.

Allowance for Student Loan Losses—We have established an allowance for potential losses on our existing portfolio of student loans, both securitized and unsecuritized. These student loan assets are presented net of the respective allowances on our balance sheet. In evaluating the adequacy of the allowance for losses, we consider several factors, including trends in student loan claims rejected for payments by guarantors, default rates on alternative supplemental student loans and the amount of FFELP loans held subject to two percent risk-sharing. The allowance is based on periodic evaluations of our loan portfolio, changes to federal student loan programs, current economic conditions and other relevant factors. We utilize these factors to estimate a projected default rate for our student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately 98% of our student loan portfolio is guaranteed. The allowance for student loan losses is calculated by multiplying the principal balance of the student loans we carry on our balance sheet by 2% (the uninsured portion of the federally sponsored student loans on our balance sheet) and then multiplying that amount by the projected default rate. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

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

Additionally, some of these marketing partners have been awarded performance-based stock options, which vest in relation to certain performance criteria being met by the partner. These options are accounted for under SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123), Emerging Issues Task Force (EITF) Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation Number (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (FIN 28). Under the guidelines established by these pronouncements, in each quarter until performance under the marketing partner agreement is completed, we must record an expense related to the options that are vested as of the end of the quarter. This expense includes a charge equal to the fair market value of the options which vested during the quarter, and a mark-to-market adjustment for the options which vested in previous quarters. This non-cash charge is directly related to our stock price and the performance of our marketing partners, and will fluctuate from quarter to quarter based on the performance of our stock and the number of options which vest during the quarter. This expense is a component of marketing partner fees which are a component of the sales and marketing expense line item on our income statement.

Restricted Cash and Investments—We periodically take draws against our warehouse loan facility to fund student loans and any premiums associated with them. The restricted cash and investments shown on the balance sheet reflects draws taken against the warehouse line which have not yet been used to fund student loans. These amounts are restricted and may be used only to fund student loans and any premiums associated with them as outlined in the indentures. Additionally, we are required to maintain certain cash levels in our securitizations. Restricted cash and investments shown on the balance sheet also include these cash balances and are restricted to use as outlined in the indentures.

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

Deferred Financing Costs—Direct costs associated with obtaining financing are capitalized and amortized into interest expense over the term of the respective Education Loan Backed Notes or warehouse loan facility. The majority of the costs are related to our Education Loan Backed Notes, and are amortized, using the effective interest method, over the term of the securitization, typically 40 years. The costs related to the warehouse loan facility are amortized, using the straight-line method, over three years. The overall effect of this treatment is approximation of the effective interest method.

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

Employee Stock Options—Employee stock options are accounted for under Accounting Principals Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), using the intrinsic value method. Generally, as options granted to employees are fixed in nature, and the awards are made at fair market value on the date of grant, no expense is required to be recognized. However, in January 2003 certain employees were awarded performance-based options, which would vest over three years (with the first tranche vesting December 31, 2003, assuming the performance conditions were met). These criteria were met on December 31, 2003. Since performance-based options require variable plan accounting under the terms of APB 25, during 2003 these options were marked-to-market quarterly, until the performance criteria had or had not been met. Accordingly, we recorded this expense as a component of operating expenses on our income statement. As of December 31, 2003, we determined which performance criteria had been met, and correspondingly, which options would remain outstanding and continue vesting. The final mark-to-market adjustment was made as of December 31, 2003. As required by APB 25, and in accordance with the accelerated vesting schedule described in FIN 28 we will continue to expense these options throughout 2004 and 2005, until they are fully vested, at which time all related expense will have been recognized.

Education Loan Backed Notes—Our Education Loan Backed Notes, consisting of Series 2003 (October) Notes, Series 2003 (April) Notes and Series 2002 Notes, or securitized borrowings, are accounted for under SFAS 140. Under SFAS 140, securitizations that do not qualify for sales treatment are accounted for as secured borrowings. As we retain a call on redeeming any series of the notes under our securitized borrowings, the requirements of paragraph nine of SFAS 140 have not been met. Therefore these transactions are accounted for as secured borrowings in accordance with the provisions of paragraph 15 of SFAS 140.

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

Income/(Loss) Per Common Share—Basic income/(loss) per share is computed by dividing the income/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. In periods during which we record a net profit, diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable on exercise of outstanding stock options and warrants, as determined by application of the treasury stock method. During the periods we reported a net loss, diluted loss per share in the periods presented is equal to basic loss per share since any potential additional dilutive common shares are considered antidilutive and are therefore not included in the computation.

The following table shows a reconciliation of our basic earnings per share to our diluted earnings per share for the quarter ended March 31, 2004. It excludes 6,100 shares that were not included in the calculation as they would have been antidilutive. (There was no difference between our basic and diluted loss per share in the quarter ended March 31, 2003.)

	For the quarter ended March 31, 2004	Earnings per Share
Net income	$2,970,463

Basic weighted average shares outstanding	15,980,461	$0.19
Dilutive shares	2,512,954

Diluted weighted average shares outstanding	18,493,415	$0.16

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

Disclosure of pro forma earnings in accordance with SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123”—In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (SFAS 148). SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. As we continue to account for our incentive-based compensation using the intrinsic value method under APB 25, SFAS 148 does not have an impact on our consolidated financial statements. Had compensation costs for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, our net earnings and earnings per share for the quarters ended March 31, 2004 and 2003 would have been as follows:

	For the three months ended March 31,
	2004	2003
Net income/(loss), as reported	$2,970,463	$(1,594,844)
Add/deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(470,980)	(207,748)

Pro forma net income/(loss)	$2,499,483	$(1,802,592)

Income/(loss) per share:
Basic as reported	$0.19	$(0.14)
Basic pro forma	$0.16	$(0.16)
Diluted as reported	$0.16	$(0.14)
Diluted pro forma	$0.14	$(0.16)

Proposed Accounting Pronouncements

SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”

The FASB is currently considering amending SFAS 123 and APB Opinion No. 25. The proposed standard will require us to record compensation expense for all share-based compensation plans. If adopted, this proposed standard would have a negative impact on our earnings in future periods.

Note 3—Student Loans

We originate student loans on our own behalf and we purchase student loans from originating lenders. Our portfolio consists principally of loans originated under FFELP, a federally sponsored program. We also purchase alternative supplemental education loans. There are three principal categories of FFELP loans: consolidation loans, Stafford loans and PLUS loans. The nature of the student loans held at March 31, 2004 is as follows:

	As of March 31, 2004
	Student Loans (including held for resale)	Student Loans Securitized	Total
FFELP Loans:
Consolidation	$807,658,698	$2,678,555,676	$3,486,214,374
Stafford	150,781,830	—	150,781,830
PLUS	1,486,627	—	1,486,627

FFELP Subtotal	959,927,155	2,678,555,676	3,638,482,831
Alternative supplemental loans	11,658,506	—	11,658,506

Total student loans, gross	971,585,661	2,678,555,676	3,650,141,337
Capitalized costs, net of amortization	6,824,974	21,313,909	28,138,883
Loan loss reserve	(1,059,383)	(3,214,266)	(4,273,649)

Total student loans, net	$977,351,252	$2,696,655,319	$3,674,006,571

The nature of the student loans held at December 31, 2003 was as follows:

	As of December 31, 2003
	Student Loans (including held for resale)	Student Loans (securitized)	Total
FFELP Loans:
Stafford	$103,226,517	$—	$103,226,517
PLUS	33,466,328	—	33,466,328
Consolidation	464,963,561	2,732,653,627	3,197,617,188

FFELP sub-total	601,656,406	2,732,653,627	3,334,310,033
Alternative supplemental loans	10,132,888	—	10,132,888

Total student loans, gross	611,789,294	2,732,653,627	3,344,442,921
Deferred origination costs, net of amortization	4,845,119	20,864,638	25,709,757
Loan loss reserve	(630,921)	(3,279,183)	(3,910,104)

Total student loans, net	$616,003,492	$2,750,239,082	$3,366,242,574

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

We purchase alternative supplemental loans. These loans are made to students whose loan eligibility under the FFELP program does not meet their total borrowing needs. Unlike FFELP loans, alternative supplemental loans are credit-based. Depending on the loan program, the credit requirements may be met by a co-borrower. Interest rates are reset quarterly and may be tied to prime or to commercial paper (CP) rates. Alternative supplemental loans may be guaranteed by a third-party guarantor. At March 31, 2004, all our alternative supplemental loans were 100% guaranteed by third-party guarantors.

Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the SAP formula set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as floor income. Depending on the type of student loan and when it is originated, the borrower rate is either fixed to term (as is the case of consolidation loans) or is reset to a market rate each July 1st (as is the case for Stafford and PLUS loans). As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, and for those loans where the borrower interest rate is reset annually July first, we may earn floor income until the next reset date.

We are required to pay the DOE a one-time 50 basis point origination fee on Stafford, PLUS, and consolidation loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. Each fee is payable to the DOE. The unamortized portion of the origination fees are included in our balance sheet in student loans, net of loan loss reserve, student loans, net of loan loss reserve (securitized) and student loans held for resale at the lower of cost or market. Also, all loans acquired after October 1, 1993 are subject to risk-sharing on claim payments under which the loan is guaranteed for 98% of the outstanding balance plus accrued interest.

The activity relating to the student loan balances held during the period from December 31, 2003 through March 31, 2004 is as follows:

	Student Loans (including held for resale)	Student Loans Securitized	Total
Balance at December 31, 2003	$616,003,492	$2,750,239,082	$3,366,242,574
Additions
Originations and purchases	484,494,858	—	484,494,858
Capitalized interest	395,283	5,184,313	5,579,596
Additions to deferred origination costs	2,379,668	1,001,892	3,381,560
Reductions in loan loss reserve	18,711	69,214	87,925
Deductions
Borrower payments	(17,196,026)	(31,536,690)	(48,732,716)
Sales to third parties	(98,785,491)	—	(98,785,491)
Refunds, cancellations and adjustments	(10,694,942)	(26,092,914)	(36,787,856)
Net additions to loan loss reserve	(469,034)	(56,414)	(525,448)
Reductions in deferred origination costs	(399,581)	(552,853)	(952,434)
Other
Transfer to securitizations	1,603,788	(1,603,788)	—
Other	526	3,477	4,003

Balance at March 31, 2004	$977,351,252	$2,696,655,319	$3,674,006,571

Included in the above table is a line labeled “Refunds, cancellations and adjustments.” This line item relates to adjustments and receipts on student loans that are not part of payments directly from borrowers or claim payments from guarantee agencies. The primary components of this line item are cash refunds from schools and lenders related to disbursements on loan originations we have previously made, plus payments related to cancellations of existing loans as consolidation loans are processed on behalf of borrowers. (For example, a borrower has an existing consolidation loan and adds another loan to it. The existing loan is included above as a cancellation.)

Note 4—Student Loans—Loan Loss Reserve

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in our portfolio of student loans. We evaluate the adequacy of the provision for losses on our guaranteed student loan portfolio separately from our alternative supplemental loan portfolio. For our guaranteed student loan portfolio, we primarily consider trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98% of principal and accrued interest. Loans are placed on non-accrual status and charged off at the point that a loan claim is rejected for payment by guarantors.

At March 31, 2004 all alternative supplemental loans were 100% guaranteed by third-party guarantors.

The following table summarizes changes in the loan loss reserve for the quarters ended March 31, 2004 and March 31, 2003:

	For the quarters ended March 31,
	2004	2003
Balance at beginning of period	$3,910,104	$1,592,669
Provision	437,523	554,630
Charge-offs	(73,978)	(6,368)
Recoveries	—	—

Balance at end of period	$4,273,649	$2,140,931

The additions to the loan loss reserve are expensed on the income statement during the period incurred. The balance at the end of the period is netted against student loans outstanding and included in “Student Loans, net of loan loss reserve” and “Student Loans, net of loan loss reserve (securitized)” on the balance sheet.

Note 5—Investments

We are required to maintain certain cash levels in our securitizations. Restricted cash and investments shown on the balance sheet reflect these cash balances and are restricted to use as outlined in the indentures. Substantially all these funds are invested in guaranteed investment contracts, which are all AAA-rated.

Note 6—Warehouse Loan Facilities and Securitizations

We have a $500 million warehouse loan facility (our Conduit Facility) and a $19 million warehouse loan facility that we use to fund the origination and purchase of student loans. Our $500 million loan facility was established in the fourth quarter of 2002. From time to time the lender has approved temporary increases in the Conduit Facility. As of March 31, 2004, the Conduit Facility had been approved for advances of up to $1.25 billion. We use this facility to fund the origination and purchase of student loans. Our Conduit Facility capacity allows us to fund and pool student loans until we aggregate sufficient volume to access the securitization markets for more cost-efficient financing. At March 31, 2004, the balance outstanding on the Conduit Facility was approximately $1.0 billion.

This Conduit Facility is governed by an indenture and other program documents which were entered into as of October 18, 2002, with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the CP rate (1.07% at March 31, 2004) of the financial institution providing the liquidity facility. In addition to interest charges, we also pay trustee fees as well as a commitment fee on the unused portion of the facility. The Conduit Facility includes a number of covenants and compliance features that we must meet to continue to make additional draws on the facility as well as to maintain the existing loan balances.

In October of 2003, we completed a $1 billion LIBOR/auction rate student loan securitization. As the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization, this securitization has been accounted for as a securitized borrowing. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.04% to 0.27%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than December 15, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At March 31, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in October, 2003

	As of March 31, 2004
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2003A-1 (October)	$63,236,954	1.15%	n/a	9/15/2008
Series 2003A-2 (October)	118,500,000	1.21	n/a	12/17/2012
Series 2003A-3 (October)	319,000,000	1.38	n/a	3/16/2020
Series 2003A-4 (October)	100,000,000	1.10	12/8/2003	12/15/2032
Series 2003A-5 (October)	83,750,000	1.10	11/24/2003	12/15/2042
Series 2003A-6 (October)	83,750,000	1.09	12/1/2003	12/15/2042
Series 2003A-7 (October)	83,750,000	1.12	12/8/2003	12/15/2042
Series 2003A-8 (October)	83,750,000	1.09	12/15/2003	12/15/2042
Series 2003B-1 (October)	50,000,000	1.25	12/8/2003	12/15/2042

Total	$985,736,954

We also completed a $1 billion, LIBOR/auction rate student loan securitization in April 2003. This securitization has also been accounted for as a securitized borrowing as the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.05% to 0.30%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than March 17, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At March 31, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in April, 2003

	As of March 31, 2004
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2003A-1 (April)	$37,298,659	1.16%	n/a	3/15/2007
Series 2003A-2 (April)	144,000,000	1.21	n/a	12/15/2011
Series 2003A-3 (April)	276,000,000	1.41	n/a	12/15/2017
Series 2003A-4 (April)	75,000,000	1.10	5/9/2003	3/15/2032
Series 2003A-5 (April)	75,000,000	1.10	5/23/2003	3/15/2032
Series 2003A-6 (April)	100,000,000	1.10	5/7/2003	3/17/2042
Series 2003A-7 (April)	100,000,000	1.10	5/14/2003	3/17/2042
Series 2003A-8 (April)	100,000,000	1.12	5/21/2003	3/17/2042
Series 2003B-1 (April)	50,000,000	1.25	5/21/2003	3/17/2042

Total	$957,298,659

In May and August of 2002, we completed $525 million and $500 million, respectively, auction rate student loan securitizations that have been accounted for as collateralized borrowings as the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third-party servicer. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. At March 31, 2004, the notes bore interest as follows:

$525,000,000 Auction Rate Education Loan Backed Notes Issued in May, 2002

	As of March 31, 2004
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-1	$75,000,000	1.08%	2/11/2003	6/1/2042
Series 2002A-2	68,650,000	1.08	5/13/2003	6/1/2042
Series 2002A-3	75,000,000	1.10	5/20/2003	6/1/2042
Series 2002A-4	67,800,000	1.08	8/19/2003	6/1/2042
Series 2002A-5	64,500,000	1.09	6/13/2002	6/1/2042
Series 2002A-6	66,000,000	1.11	6/20/2002	6/1/2042
Series 2002A-7	66,000,000	1.09	6/27/2002	6/1/2042
Series 2002B-1	33,700,000	1.25	6/20/2002	6/1/2042

Total	$516,650,000

$500,000,000 Auction Rate Education Loan Backed Notes Issued in August, 2002

	As of March 31, 2004
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-8	$50,000,000	1.09%	9/23/2002	6/1/2042
Series 2002A-9	65,000,000	1.09	10/24/2002	6/1/2042
Series 2002A-10	49,850,000	1.08	9/3/2002	6/1/2042
Series 2002A-11	59,000,000	1.10	9/9/2002	6/1/2042
Series 2002A-12	62,000,000	1.09	9/12/2002	6/1/2042
Series 2002A-13	78,000,000	1.09	9/16/2002	6/1/2042
Series 2002B-2	32,000,000	1.20	9/18/2002	6/1/2042

Total	$395,850,000

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

Note 7—Interest-Rate Swaps

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

In order to take advantage of the low interest rate environment, since December of 2002, we have entered into three interest-rate swaps which are described below. Additionally, the swaps entered into in April of 2003 and in October of 2003 were completed as requirements of the corresponding securitizations which are discussed in Note 6.

In October of 2003 we entered into an interest-rate swap related to $485 million of our Education Loan Backed Notes (the notional amount). Under the terms of the agreement, on each quarterly distribution date, commencing December 15, 2003 through the termination date of the agreement, the Counterparty must pay us an amount equal to the product of:

•	three-month LIBOR for the relevant period

•	the $485 million notional amount of the swap and

•	the quotient of the actual number of days in that period divided by 360

In exchange for the above payments, on each quarterly distribution date, we must pay the Counterparty an amount equal to the product of:

•	1.53% per annum (computed on the basis of a 360-day year consisting of twelve 30-day months) and

•	the $485 million notional amount of the swap for that period

In accordance with the terms of the agreement, any payment amounts will be netted, so that only the net difference in the above amounts will actually be paid quarterly. The agreement is in effect until November 2, 2004. Since the underlying debt is tied to LIBOR, we are effectively fixing the variable component of the cost related to the $485 million notional amount at 1.53% for the period.

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. During the quarter ended March 31, 2004 we recorded a charge of $0.3 million to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. There is no net tax impact related to this charge, as we have established a valuation allowance that fully offsets any deferred tax assets we have recorded. The hedge will expire during 2004. Correspondingly, this amount will reverse out of other comprehensive loss and flow through the interest expense section of the income statement during the year. The fair market value of the interest-rate swap at March 31, 2004 was a liability of $1.0 million. Further, during the quarter ended March 31, 2004, we recorded additional interest expense of $0.4 million related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

In April of 2003 we entered into an interest-rate swap related to $350 million of our Education Loan Backed Notes (the notional amount). Under the terms of the agreement, on each quarterly distribution date, commencing June 16, 2003 through the termination date of the agreement, the Counterparty must pay us an amount equal to the product of:

•	three-month LIBOR for the relevant period

•	the $350 million notional amount of the swap and

•	the quotient of the actual number of days in that period divided by 360

In exchange for the above payments, on each quarterly distribution date, we must pay the Counterparty an amount equal to the product of:

•	1.56% per annum (computed on the basis of a 360-day year consisting of twelve 30-day months) and

•	the $350 million notional amount of the swap for that period

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

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the period. During the quarter ended March 31, 2004, there was no charge to accumulated other comprehensive loss on the balance sheet related to this swap. The hedge will expire during 2004. The fair market value of the interest-rate swap at March 31, 2004 was a liability of $0.7 million. Further, during the quarter ended March 31, 2004, we recorded additional interest expense of $0.3 million, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

In December of 2002 we entered into an interest-rate swap related to $700 million of our Education Loan Backed Notes. This swap was not designated as a hedge under SFAS 133. Under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. However, since this swap was not designated as a cash flow hedge, the mark-to-market adjustments were recorded to expense/(income) on the income statement. This swap expired December 31, 2003. Correspondingly, the fair market value of this interest-rate swap at December 31, 2003 was zero. We recorded a charge of $0.9 million during the quarter ended March 31, 2003 (the difference between the fair market value of the swap at December 31, 2002 and at March 31, 2003) as a mark-to-market adjustment. As the hedge expired in 2003, there was no corresponding charge during the quarter ended March 31, 2004. We also recorded additional interest expense related to this interest-rate swap (but not related to the mark-to-market adjustment) of $0 and $0.4 million during the quarters ended March 31, 2004 and 2003, respectively.

Note 8—Sale of Common Stock

During the three months ended March 31, 2004 we received proceeds of $0.8 million for the issuance of 378,632 shares of common stock from the exercise of warrants and employee stock options.

Note 9—Commitments and Contingencies

In March 2004, we signed an operating lease for approximately 23,985 rentable square feet of office space in Cleveland, Ohio, to be used as the central location for our new loan servicing company, Education Loan Servicing Corporation. The lease term is for a period of ten years and is renewable for two five-year periods subsequent to the expiration of the initial lease term. At the commencement of the lease, the premises will be approximately 16,192 rentable square feet. Within the first 16 months of the commencement, the premises will increase in size to be approximately 20,102 rentable square feet. Within 25 months of the commencement, the premises will increase in size to be approximately 23,985 rentable square feet. Expected lease payments under this lease are as follows:

Year	Amount
2004	$125,490
2005	261,080
2006	341,676
2007	371,772
2008	371,772
thereafter	2,164,626

Total	$3,636,416

The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The Higher Education Act is scheduled to expire on September 30, 2004, and reauthorization is currently under consideration by the United States Congress. Should Congress fail to reauthorize the Higher Education Act, our business would be significantly adversely impacted. Our business could also be significantly adversely impacted by a range of other changes in the Higher Education Act, or by other legislation that might be enacted.

Note 10—Fair Value of Financial Instruments

The following table summarizes the fair value of our financial assets and liabilities, including our derivative instruments, as of March 31, 2004 and December 31, 2003.

	As of March 31, 2004			As of December 31, 2003
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$3,820,075,688	$3,674,006,571	$146,069,117	$3,486,727,830	$3,366,242,574	$120,485,256
Cash and investments	27,426,833	27,426,833	—	33,557,879	33,557,879	—

Total earning assets	$3,847,502,521	$3,701,433,404	$146,069,117	$3,520,285,709	$3,399,800,453	$120,485,256

Interest-bearing liabilities
Accounts payable	$2,880,489	$2,880,489	$—	$4,470,680	$4,470,680	$—
Government payable	7,777,357	7,777,357	—	7,917,689	7,917,689	—
Short-term borrowings	1,025,333,858	1,025,333,858	—	660,353,242	660,353,242	—
Long-term notes	2,855,535,613	2,855,535,613	—	2,905,121,845	2,905,121,845	—

Total interest-bearing liabilities	$3,891,527,317	$3,891,527,317	$—	$3,577,863,456	$3,577,863,456	$—

Derivative financial instruments
Interest rate swaps	$(1,687,384)	$(1,687,384)	$—	$(1,381,057)	$(1,381,057)	$—
Excess of fair value over carrying value			$146,069,117			$120,485,256

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America. Preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. Actual results may differ from these estimates. Refer to the 10-K we filed March 12, 2004 and to Note 2 to the Consolidated Financial Statements of this Form 10-Q for our critical accounting policies. There have been no accounting changes during 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto included in this report. Historical operating results are not necessarily indicative of the trends in operating results for any future period. Please refer to our discussion of “Forward-Looking Statements and Other Risk Factors” below.

BUSINESS OVERVIEW

We are a specialty finance company principally engaged in providing student loan products, services and solutions to students, parents, schools and alumni associations. Our business is focused on originating and purchasing guaranteed student loans made under the Federal Family Education Loan Program, known as FFELP, which includes consolidation loans, Stafford loans and Parent Loans for Undergraduate Students (PLUS). We also offer and purchase alternative supplemental loans that may be guaranteed by a third-party guarantor. As of March 31, 2004, all of our alternative supplemental loans were guaranteed by a third-party guarantor. Currently, we sell the majority of Stafford and PLUS loans we originate in the secondary market. All of our student loans are currently serviced by third-party servicers.

With this quarter we reached a significant milestone in our history by entering profitability. We recorded net income of $3.0 million, or $0.19 per share (basic). As we expected, during the quarter we began to see decreased originations in consolidation loans, while we experienced aggressive growth (a 113% increase) in our Stafford and PLUS business. We originated over $484 million in loans during the quarter of which $126.9 million or 26% were Stafford and PLUS loans.

During the quarter we grew our student loan portfolio by over $300 million, bringing our total loan portfolio to approximately $3.7 billion, which is more than double its size a year ago. Our student loan portfolio has reached a level sufficient to produce income in excess of our expenses, resulting in our first quarter of profitability. Additionally, we have been added to the preferred lender-list at over 100 schools during the quarter, putting us on a total of over 500 lender-lists.

As illustrated below, from the quarter ended March 31, 2003 to the quarter ended March 31, 2004, Stafford and PLUS loans have increased significantly as a percentage of the total originations for our portfolio, partially offsetting the decline in overall volume of consolidation loans generated during those same periods. We had anticipated this decline in consolidation loan volume. Over the past two years we have benefited from our ability to meet what we believe was a pent-up demand for consolidation loans. We believe that this demand has largely been met and that the number of loans eligible for consolidation has significantly diminished. We expect this trend will continue. The following table presents loan originations by type for the quarters ended March 31, 2004 and 2003.

	For the quarter ended March 31,		Change	Change
Loan Type	2004	2003	($)	(%)
Consolidation	$356,108,450	$664,902,454	$(308,794,004)	(46)%
Stafford	85,689,370	49,900,804	35,788,566	72
PLUS	41,213,092	9,508,148	31,704,944	333
Alternative Supplemental	1,483,946	2,829,665	(1,345,719)	(48)

Total	$484,494,858	$727,141,071	$(242,646,213)	(33)%

We have recently created a wholly-owned subsidiary which we intend to use to service some of our loans.

We generate revenue primarily by earning interest income on our student loan portfolio. This financial model allows us to benefit from the predictable revenue stream of our portfolio, unlike specialty finance companies whose revenues are primarily derived from one-time gains upon the sale of their assets. When we do sell loans, we record a gain on the sale of the loans on our income statement. We have agreements with a number of third-party marketing partners who we engage to provide us with completed loan applications. In accordance with GAAP, we expense these marketing partner fees as they are incurred. These fees have historically represented more than 50% of our operating expenses. Accordingly, as a make-and-hold lender, we have historically recorded net losses. During the first quarter of 2004, our portfolio attained scale to generate net interest income sufficient to absorb our expenses, including these marketing partner fees, resulting in net income for the quarter. This was partially due to marketing partner fees for the quarter being lower than those in previous quarters, reflecting a slowing in the generation of consolidation loans. Should the volume of loans generated by (and corresponding fees paid to) our marketing partners increase dramatically in a future period, we may record additional operating losses.

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

Company History and Structure

We were incorporated in Delaware on March 26, 1999. All of the outstanding shares of capital stock of the corporation were initially owned by Whirlwind Ventures, Inc., a public company incorporated in Florida. Whirlwind Ventures never had any business operations. On May 24, 1999, Whirlwind Ventures was merged into us. We were the surviving corporation and assumed all obligations and obtained all rights of Whirlwind Ventures.

We have incorporated Education Lending Services, Inc. (ELS) and Student Loan Xpress, Inc. (SLX) as wholly-owned subsidiaries. In addition, a special purpose bankruptcy remote entity, Education Funding Resources, LLC (EFR), was formed by ELS, with ELS as its sole member, in order to facilitate the loan origination and funding process and secondary market acquisitions. We have also formed Education Funding Capital I, LLC (EFC I) to participate in the permanent financing securitization of our student loans assets. ELS is the sole member of EFC I. Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II, Education Funding Capital Trust III and Education Funding Capital Trust IV, all of which are Delaware statutory trusts and wholly-owned subsidiaries of EFC I.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to March 31, 2003

Earnings Summary.

	For the quarter ended March 31,
	2004	2003
Student loan income	$30,135,859	$14,712,652
Gain on sale of loans	2,426,546	7,741,418
Marketing partner fees and expenses	6,184,792	7,750,316
Employee compensation and benefits	2,871,024	2,585,627
Net income/(loss)	2,970,463	(1,594,844)
Income/(loss) per share, diluted	0.16	(0.14)

	As of March 31,
	2004	2003
Net student loans outstanding	$3,674,006,571	$1,793,565,133

For the quarter ended March 31, 2004, our net income calculated in accordance with GAAP was $3.0 million, or $0.19 per share (basic) and $0.16 per share (diluted), compared to a loss of $1.6 million, or $0.14 per share (basic and diluted) in the quarter ended March 31, 2003.

Our net earnings are driven by several key components, the most significant of which is loan volume. As our loan volume increases (measured by the amount of loans held on our balance sheet), our student loan income and corresponding expenses increase accordingly. We have several marketing partners who advertise, identify and attract potential borrowers. We pay these marketing partners for each completed student loan application they provide to us. These fees are expensed during the period incurred. Therefore, as our loan origination volume increases, marketing partner fees increase. Since the interest we earn on the loan is spread over the loan’s life, the recording of the expense of the marketing partner fees at the loan’s inception caused operating losses until our balance sheet reached sufficient scale for the interest income related to existing loans to offset the marketing partner fees related to new loans. During the first quarter of 2004, the loans held on our balance sheet had attained a scale sufficient to generate income in excess of all our expenses, including our marketing partner fees, resulting in net income for the period. This was partially due to marketing partner fees for the quarter being lower than those in previous quarters, reflecting a slowing in the generation of consolidation loans. Should the volume of loans generated by (and corresponding fees paid to) our marketing partners increase dramatically in a future period, we may record additional operating losses.

Although we are primarily a make-and-hold lender, under certain circumstances, discussed more fully below, we sell some of our loans to third parties. When we sell loans, we record a gain on the sale of student loans on our income statement. Gains on sales of loans were $2.4 million in the quarter ended March 31, 2004, compared to $7.7 million in the quarter ended March 31, 2003.

Employee compensation is another significant component of our net earnings. Employee compensation increased $0.3 million from the quarter ended March 31, 2003 to the quarter ended March 31, 2004, reflecting increased headcount between the periods.

Net Interest Income and Income after Provision for Loan Losses. Net interest income is derived largely from our portfolio of student loans that remains on our balance sheet. It represents the spread between interest earned on student loans and our cost of generating that interest income. All servicing of our student loans is outsourced to third-party servicers. The cost of interest income is composed of interest expense on the warehouse facility and the permanent financings we use to fund our loan portfolio, income or expense related to mark-to-market adjustments for interest rate swaps that are not designated as cash flow hedges as well as interest expense related to all our interest-rate swaps, costs paid to third-party servicers to service our loans, amortization of DOE fees and deferred financing costs, the provision for loan losses, and amortization of premiums paid to acquire loans. We are currently in the process of establishing our own servicing division, which we will use to service a portion of our student loan portfolio.

Following is a comparison of the components of net interest income for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

	Three months ended March 31,		Increase (decrease)
	2004	2003	2004 vs. 2003
Interest income
Student loans, net	$30,135,859	$14,712,652	$15,423,207	105%
Investments	356,220	190,905	165,315	87

Total interest income	30,492,079	14,903,557	15,588,522	105

Cost of interest income
Interest related expenses	14,714,103	8,607,003	6,107,100	71
Valuation of interest-rate swap	—	912,702	(912,702)	(100)
Loan servicing and other fees	1,863,703	727,609	1,136,094	156

Total cost of interest income	16,577,806	10,247,314	6,330,492	62

Net interest income	13,914,273	4,656,243	9,258,030	199

Less: provision for losses	437,523	554,630	(117,107)	(21)

Net interest income after provision for losses	$13,476,750	$4,101,613	$9,375,137	229%

Our interest income and cost of interest income were higher in the quarter ended March 31, 2004 as compared to the quarter ending March 31, 2003, primarily due to the increase in our student loan portfolio. The increases in interest income and the cost of interest income due to increased loan volume from the 2003 quarter to the 2004 quarter were partially offset by lower interest rates related to both our earning assets and our borrowings. These changes are detailed in the following rate/volume analysis which shows the relative contribution of changes in interest rates and asset volumes.

	Interest increase	Increase (decrease) attributable to change in
	(decrease)	Rate	Volume
Interest income	$15,588,522	$(4,335,674)	$19,924,196
Cost of interest income	6,330,492	(4,975,852)	11,306,344

Net interest income before provision for losses	$9,258,030	$640,178	$8,617,852

Our borrowings are generally variable rate and are indexed primarily to commercial paper, LIBOR and our auction rate securities. The following table summarizes the average balance of our debt by index and the corresponding average interest rate paid on the debt related to each index, respectively, for the quarters ended March 31, 2004 and 2003. The table does not give effect to the impact of interest-rate swaps. We have no off-balance sheet debt or financing.

	Three months ended March 31,
	2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate
Commercial paper	$883,791,209	1.49%	$633,888,889	1.77%

LIBOR	981,595,694	1.38	—	—
Auction rate securities	1,910,500,000	1.42	1,021,666,666	2.10

Total	$3,775,886,903	1.42%	$1,655,555,555	1.97%

We provide an allowance for potential loan losses on our balance sheet. The allowance is based on periodic evaluations of our loan portfolio, changes to federal student loan programs, current economic conditions and other relevant factors. We utilize these factors to estimate a projected default rate for our student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately 98% of our student loan portfolio is guaranteed. The allowance for student loan losses is calculated by multiplying the principal balance of the student loans we carry on our balance sheet by 2% (the uninsured portion of the federally sponsored student loans on our balance sheet) and then multiplying that amount by the projected default rate. We do not reserve for loan losses related to the alternative supplemental loan portion of our portfolio as currently these loans are 100% guaranteed by a third-party agency. Should this situation change, we would reserve for such potential losses as appropriate.

Although our FFELP loans are currently 98% guaranteed, we track delinquency trends related to these loans for informational purposes and as historical data should future loans not be guaranteed at this level and therefore require an additional loss reserve. The following table shows delinquency trends related to FFELP loans as of March 31, 2004 and December 31, 2003.

	As of March 31, 2004		As of December 31, 2003
	Balance	%	Balance	%
FFELP Loans (Gross)

Loans in school/grace/deferment	$666,023,937		$543,959,548
Loans in forbearance	224,210,524		196,248,290
Loans in repayment and percentage of each status:
Loans current	2,591,495,388	94%	2,427,262,085	94%
Loans delinquent 30-59 days	70,163,966	3	76,823,113	3
Loans delinquent 60-89 days	33,251,633	1	37,586,386	1
Loans delinquent 90 days or greater	53,337,383	2	52,430,611	2

Total loans in repayment	2,748,248,370	100%	2,594,102,195	100%

Total FFELP student loans	$3,638,482,831		$3,334,310,033
FFELP student loan reserves	(4,273,649)		(3,910,104)

FFELP student loans, net	$3,634,209,182		$3,330,399,929

Percentage of FFELP student loans in repayment		76%		78%

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

As mentioned above, from time to time we may choose to sell consolidation loans. Accordingly, in addition to the sale of loans generated in the school preferred lender-list channel, during the quarter ended March 31, 2003 we chose to sell approximately $206 million of consolidation loans. This resulted in additional gain on sale of approximately $6.8 million for the March 31, 2003 quarter, compared to no sales from this source in the quarter ended March 31, 2004. As a result, we had total gain on sale during the quarter ended March 31, 2004 of approximately $2.4 million compared to $7.7 million during the quarter ended March 31, 2003.

The following table shows the gain on sale of student loans that we recorded for the quarters ended March 31, 2004 and 2003.

	For the quarter ended March 31,		Change
	2004	2003	(%)
Lender-list loans	$2,426,546	$938,667	159%
Consolidation loans	—	6,802,751	(100)

Total	$2,426,546	$7,741,418	(69)%

The following table shows total loans sold, by type for the quarters ended March 31, 2004 and 2003, along with the gains on those sales and the corresponding premiums earned.

	For the quarter ended March 31,
	2004	2003
Loans Sold
Consolidated	$—	$205,814,887
Non-consolidated	98,785,491	41,118,056

Total	$98,785,491	$246,932,943

Gain on Sale
Consolidated	$—	$6,802,751
Non-consolidated	2,426,546	938,667

Total	$2,426,546	$7,741,418

Net Premium
Consolidated	—%	3.31%
Non-consolidated	2.46	2.28

Total	2.46%	3.14%

At March 31, 2004, total student loans on our balance sheet included approximately $76.7 million of loans held for sale. None of these loans are consolidation loans.

Other income, net. Other income, net consists of late fees and was approximately $58,000 and $7,000 for the quarters ended March 31, 2004 and 2003, respectively. The increase in other income is due primarily to increased late fees received, which is directly related to the greater number of student loans held on the balance sheet at March 31, 2004 as compared to loans held at March 31, 2003.

General and Administrative Expenses.

	For the quarter ended March 31,		Change	Change
	2004	2003	($)	(%)
Total	$2,528,930	$1,898,913	$630,017	33%

Employee compensation and benefits	1,145,619	1,302,109	(156,490)	(12)
Consulting	237,292	63,557	173,735	273
Corporate insurance	202,066	40,949	161,117	393

General and administrative expenses are those expenses associated with the infrastructure that supports our student loan operations, including but not limited to, salaries and benefits for our administrative and research and development employees, consulting, premiums paid for corporate insurance policies, rents, utilities, legal expenses and fees paid to our independent auditors.

General and administrative expenses increased from $1.9 million in the quarter ended March 31, 2003 to $2.5 million in the quarter ended March 31, 2004. Contributing to this increase were consulting fees which increased from the March 31, 2003 quarter to the March 31, 2004 quarter, primarily related to payment to consultants retained to assist us in our efforts to move towards compliance with the Sarbanes-Oxley Act of 2002. Premiums paid for our corporate insurances policies, including our corporate umbrella policy and director and officer liability policies, also increased significantly from the March 2003 quarter to the March 2004 quarter. Additionally, costs related to employee travel, independent auditors and legal services were higher in the quarter ended March 31, 2004 than in the quarter ended March 31, 2003. Employee compensation and benefit expense declined, as increased expenses related to headcount additions were more than offset by lower bonus accruals than in the March 2003 quarter. Included in compensation and benefit expense is a $41,000 non-cash charge related to performance-based options that were granted in 2003 and are being expensed over their vesting period (2003-2005), as discussed in Note 2 of the Notes to the consolidated financial statements.

Servicing Expenses. We are in the process of establishing an organization that will service our loan portfolio. We have hired several key employees and leased office space for the new loan servicing company. During the quarter ended March 31, 2004 we incurred approximately $164,000 of costs, primarily related to employee compensation and benefits, in conjunction with this effort.

Sales and Marketing Expenses.

	For the quarter ended March 31,		Change	Change
	2004	2003	($)	(%)
Total	$10,192,858	$11,509,951	$(1,317,093)	(11)%

Marketing partner fees	6,184,792	7,750,316	(1,565,524)	(20)
Employee compensation and benefits	1,621,691	1,283,518	338,173	26

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

During the quarter ended March 31, 2004 we incurred $6.2 million in fees paid to marketing partners who market loans on our behalf, then provide us with completed applications. This amount includes $0.8 million in non-cash charges related to performance-based options granted to some of these partners. As discussed above, these fees are expensed as incurred and represent a significant portion of our expenses. Marketing partner fees declined from the quarter ended March 31, 2003 to the quarter ended March 31, 2004, reflecting the lower loan originations in the March 2004 quarter. Despite the decline, these costs represent a significant component of our total sales and marketing expenses. Marketing partner fees represented 61% and 67% of sales and marketing expenses for the quarters ended March 31, 2004 and March 31, 2003, respectively. They represented 48% and 58% of total operating expenses for those respective periods.

The decrease in marketing partner fees from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 was partially offset by increased costs for employee compensation and benefits. The increase in employee compensation and benefits expense from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 primarily reflects the increased headcount between the periods. Included in compensation and benefit expense is a $35,000 non-cash charge related to performance-based options that were granted in 2003 and are being expensed over their vesting period (2003-2005), as discussed in Note 2 of the Notes to the Consolidated Financial Statements.

Alternative Performance Measures. In addition to evaluating our GAAP-based data, management, credit rating agencies, and analysts also evaluate our performance in terms of certain non-financial (or non-GAAP) measures.

Loan Originations. We analyze the ratio of loans generated internally versus those generated externally through our marketing partners. Following is a table which provides detail of loan originations for each of our origination channels for the quarters ended March 31, 2004 and 2003.

	For the quarter ended March 31, 2004
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$53,223,919	$—	$53,223,919
Consolidations through marketing partners	302,884,763	—	302,884,763
Traditional school channel (internal sources)	120,681,863	—	120,681,863
Other (internal sources)	6,220,367	1,483,946	7,704,313

Total originations and purchases	483,010,912	1,483,946	484,494,858

Capitalized interest and other	5,526,986	52,610	5,579,596

Total student loan acquisitions	$488,537,898	$1,536,556	$490,074,454

	For the quarter ended March 31, 2003
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$241,443,479	$—	$241,443,479
Consolidations through marketing partners	423,330,968	—	423,330,968
Traditional school channel (internal sources)	44,111,981	—	44,111,981
Other (internal sources)	15,424,978	2,829,665	18,254,643

Total originations and purchases	724,311,406	2,829,665	727,141,071

Capitalized interest and other	1,609,069	4,507	1,613,576

Total student loan acquisitions	$725,920,475	$2,834,172	$728,754,647

The table below presents the above loan acquisition information as percentages of the total loans generated for the quarters ended March 31, 2004 and 2003.

	For the quarter ended March 31,
	2004	2003
Consolidations through internal sources	11%	33%
Consolidations through marketing partners	63	58
Traditional school channel (internal sources)	25	6
Other (internal sources)	1	3

Total originations and purchases	100%	100%

Floor Income. Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the SAP formula set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as floor income. Depending on the type of student loan and when it is originated, the borrower rate is either fixed to term (as is the case for consolidation loans) or is reset to a market rate each July first (as is the case for Stafford and PLUS loans). As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, and for those loans where the borrower interest rate is reset annually July first, we may earn floor income to the next reset date. Floor income is included in student loan income. During the quarters ended March 31, 2004 and 2003 our floor income was $6.6 million and $4.2 million, respectively.

The following table details the volume of loans that were earning floor income during the quarters ended March 31, 2004 and 2003. CP rate loans are based on the quarter-average CP rates of 1.05% and 1.24% for the quarters ended March 31, 2004 and 2003, respectively.

	For the quarter ended March 31, 2004
	Fixed borrower rate	Annually reset borrower rate	Total
Student loans eligible to earn floor income:
Student loans	$807,658,698	$152,268,457	$959,927,155

Securitized student loans	2,678,555,676	—	2,678,555,676

Total student loans eligible to earn floor income	$3,486,214,374	$152,268,457	$3,638,482,831

Net managed student loans earning floor income
Earning 1-25 bps floor income	$250,100,058	$139,468,314	$389,568,372

Earning 26-50 bps floor income	360,419,350	—	360,419,350

Earning 51-75 bps floor income	430,894,550	—	430,894,550

Earning 76-100 bps floor income	266,168,899	10,146,371	276,315,270

Earning 101-200 bps floor income	625,053,061	231,870	625,284,931

Earning 201+ bps floor income	506,735,283	—	506,735,283

Total	$2,439,371,201	$149,846,555	$2,589,217,756

	For the quarter ended March 31, 2003
	Fixed borrower rate	Annually reset borrower rate	Total
Student Loans Eligible to earn floor income:
Student loans	$781,712,667	$47,023,690	$828,736,357

Securitized student loans	946,535,440	—	946,535,440

Total student loans eligible to earn floor income	$1,728,248,107	$47,023,690	$1,775,271,797

Net managed student loans earning floor income
Earning 1-25 bps floor income	$222,531,419	$—	$222,531,419

Earning 26-50 bps floor income	229,626,590	44,973,574	274,600,164

Earning 51-75 bps floor income	229,690,428	—	229,690,428

Earning 76-100 bps floor income	266,060,042	598,374	266,658,416

Earning 101-200 bps floor income	188,627,477	—	188,627,477

Earning 201+ bps floor income	374,287,306	—	374,287,306

Total	$1,510,823,262	$45,571,948	$1,556,395,210

Net Interest Margin Analysis. We review our net interest margin on an ongoing basis in order to assess whether the earnings spread we actually received was in line with our expectations. Following is our net interest margin analysis for the quarters ended March 31, 2004 and 2003.

Student Loan Net Interest Margin Analysis	For the quarter ended March 31,
	2004		2003
Student loan interest received	$39,129,958	4.4220%	$18,889,382	4.9892%

Less:
Consolidation loan rebate fee	(8,994,099)	(1.0136)	(4,176,729)	(1.0881)
Cost of debt	(13,874,530)	(1.5637)	(8,007,346)	(2.0860)
Premium amortization	(46,763)	(0.0053)	(27,181)	(0.0071)
DOE fee amortization	(443,205)	(0.0499)	(101,897)	(0.0265)
Loan loss reserve	(437,523)	(0.0493)	(560,998)	(0.1461)
Loan servicing costs*	(1,373,734)	(0.1549)	(592,162)	(0.1543)

Total Costs	(25,169,854)	(2.8367)	(13,466,313)	(3.5081)
Student loan net interest margin with floor income	13,960,104	1.5853	5,423,069	1.4811

Additional interest expense to lock-in part of floor income	790,664	0.0891	1,378,881	0.3592
Floor income—revenue	(6,618,756)	(0.7459)	(4,191,891)	(1.0920)

Student loan net interest margin before floor income	$8,132,012	0.9285%	$2,610,059	0.7483%

Consolidated Company Net Interest Margin Analysis
Student loan net interest margin before floor income	$8,132,012	0.9285%	$2,610,059	0.7483%
Floor income after swap to lock-in part of floor income	5,828,092	0.6568	2,813,010	0.7328
Mark to market of interest rate swap	—	—	(912,702)	(0.2378)
Negative interest carry	(483,354)	(0.0545)	(408,754)	(0.1065)

Net interest margin reported on financial statement	$13,476,750	1.5308%	$4,101,613	1.1368%

*	Includes monthly servicing fees, cancellations fees, and amortization of loan origination costs

Average student loan balances outstanding for the quarters ended March 31, 2004 and 2003 were $3,549,256,328 and $1,535,466,633, respectively.

We have no off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had operating cash and cash equivalents of approximately $27.4 million (excluding restricted cash and investments). Since inception, we have financed our operations from debt and equity financings. During the quarter ended March 31, 2004, we used cash of approximately $5.8 million to fund our operations, and we acquired property and equipment of approximately $0.3 million. At March 31, 2004, we had advances of approximately $1.0 billion outstanding against our warehouse loan facilities and $2.9 billion of LIBOR/auction rate Education Loan Backed Notes were outstanding and included on our balance sheet. During the quarter ended March 31, 2004, our net recorded loans increased $308 million to $3.7 billion. During the quarter ended March 31, 2004, we received proceeds of approximately $0.8 million for the issuance of 378,632 shares of common stock in connection with the exercise of warrants and employee stock options.

We have two warehouse loan facilities which we use to fund the origination and purchase of student loans. One of the facilities is a $19 million facility. The second facility (our Conduit Facility) was established in the fourth quarter of 2002 for $500 million and is renewable on a 364-day basis until expiration of the facility in the fourth quarter of 2005. On January 6, 2004 it was increased to $1.0 billion, and was then increased to $1.25 billion on March 1, 2004. At March 31, 2004, the balance outstanding on the Conduit Facility was approximately $1.0 billion. We must comply with certain covenants in the Conduit Facility agreements. These include, but are not limited to, financial covenants such as a required minimum spread, asset coverage ratio, net consolidation ratio and default ratio, limits on the concentration of certain types of student loans purchased with proceeds from the warehouse loan facility and maintaining the status of Education Funding Resources, LLC as a single purpose bankruptcy remote limited liability company.

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

We do not have any scheduled mandatory repayment obligations under the Series 2002 Notes or the Series 2003 Notes. However, paydowns of the notes are required to be made on interest payment dates as principal payments on the underlying student loans are received. The Series 2002 Notes have a final maturity date of June 1, 2042. The Series 2003 (April) Notes have staggered final maturity dates as follows: $80 million at March 15, 2007, $144 million at December 15, 2011, $276 million at December 15, 2017, $150 million at March 15, 2032 and the remaining $350 million at March 17, 2042. The Series 2003 (October) Notes have staggered final maturity dates as follows: $77.5 million at September 15, 2008, $118.5 million at December 17, 2012, $319 million at March 16, 2020, $100 million at December 15, 2032 and $385 million at December 15, 2042.

We are in compliance with all of our debt covenants.

Management believes that we have sufficient funds and access to financing to meet expenses in the foreseeable future. We are currently able to meet our operating cash requirements from cash held on our balance sheet, along with borrowing against the value of the student loans originated each month. Additionally, later this year we will achieve parity in our 2002 indenture and will be able to draw cash from that source. If necessary, working capital can be raised through the sale of a portion of our student loan portfolio.

We also have a $3 million line of credit available for working capital needs. No draws have been made on this line to date. This line of credit expires in June 2004.

FORWARD-LOOKING STATEMENTS AND OTHER RISK FACTORS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, including those affecting the interest rates borrowers pay on certain loans, the magnitude of certain loan subsidies and the related introduction of competitive loan programs by other lenders; the effects of changes in accounting standards; actual credit losses we experience in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates we pay for our funding and receive on our loan portfolio; our ability to service our loan portfolio in accordance with its contractual obligations (or our ability to continue to retain a third-party servicer); the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of our hedging policies; our ability to acquire or originate loans in the amounts anticipated and with interest rates adequate to generate sufficient yields and margins; our success in expanding our guarantor relationships and products; whether risk-sharing expenses for defaults on new loan originations are offset by lower insurance premiums; our ability to utilize alternative sources of funding, including our ability to continue to securitize loan portfolios; our ability to derive incremental economic benefits from greater economies of scale as our portfolio grows; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes. Risks related to our business are discussed in greater detail in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 12, 2004.

Item 3.	Quantitative and Qualitative Discussions About Market Risk

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

We follow a policy to minimize our sensitivity to changing interest rates by generally funding our floating rate loan portfolio with floating rate debt. However, in the current low interest rate environment, our FFELP student loan portfolio is earning floor income due to the reduction in the variable rates on our debt while the rates on the majority of our student loans have remained at the fixed borrower rate. Therefore, absent other hedges, in a low interest rate environment a hypothetical rise in interest rates would have a greater adverse effect on earnings and fair values due to the reduction in potential floor income. Once rates have risen sufficiently to eliminate floor income, further increases have only minimal impact on earnings as both the interest rates earned on the student loan portfolio and the interest rates paid on the debt would rise together. We use derivative instruments to protect a portion of our floor income, but inherent in our hedging activities are risks that we are not hedging all potential interest rate exposures or that the hedges will not perform as designed.

During the quarter ended March 31, 2004, we earned $6.6 million in floor income, representing approximately 50% of our net interest income after the provision for loan losses. An increase in interest rates to a level where we are no longer able to earn floor income would have a significant adverse affect on our net interest income after the provision for loan losses as well as overall net income or loss.

During 2003 and 2004, we had FFELP loans that were earning floor income. We entered into two interest rate swap contracts to lock-in a portion of that floor income. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the temporary fixed rate nature of the student loans and fixing the relative spread between the student loan asset rate and the converted fixed rate liability.

In the following table, our variable rate assets and liabilities are categorized by the reset date of the underlying index. An interest rate gap is the difference between volumes of assets and liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions as of March 31, 2004 and is not necessarily reflective of positions that existed throughout the period, or that are expected to exist in the future.

	As of March 31, 2004
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$3,674,006,571	$—	$—	$—	$—	$—
Cash and investments	176,449,264	—	—	—	—	—
Interest and other receivables	34,451,863	—	—	—	—	—
Other assets	—	—	—	—	—	14,933,087

Total assets	$3,884,907,698	$—	$—	$—	$—	$14,933,087

Liabilities and Stockholders’ Equity
Long-term borrowings	$3,880,869,471	$—	$—	$—	$—	$—
Other liabilities	16,913,496	—	—	—	—	—
Stockholders’ equity	—	—	—	—	—	2,057,818

Total liabilities and stockholders’ equity	$3,897,782,967	$—	$—	$—	$—	$2,057,818

Period gap before adjustments	$(12,875,269)	$—	$—	$—	$—	12,875,269
Interest rate derivatives	(835,000,000)	350,000,000	485,000,000	—	—	—

Period gap	$(847,875,269)	$350,000,000	$485,000,000	$—	$—	$12,875,269

Cumulative gap	$(847,875,269)	$(497,875,269)	$(12,875,269)	$(12,875,269)	$(12,875,269)	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	100%	n/a	n/a	n/a	n/a	726%
Ratio of cumulative gap to total assets at March 31, 2004	(22)%	n/a	n/a	n/a	n/a	n/a

The following table reflects the average terms to maturity for our earning assets and liabilities, as of March 31, 2004.

Years
Earning assets
Student loans	21.41
Cash and investments	0
Total earning assets	20.42

Borrowings
Short-term borrowings	0.53
Long-term borrowings	29.08
Total borrowings	21.04

The following table illustrates the impact interest rate increases of 100 basis points and 300 basis points would have on our net income/(loss) and our net income/(loss) per share for the quarters ended March 31, 2004 and 2003.

	Quarter ended March 31, 2004				Quarter ended March 31, 2003
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
Increase/(decrease) in pre-tax net income/(loss) before SFAS 133	$(1,643,360)	(53)%	$430,265	14%	$(178,754)	(11)%	$2,629,032	169%
Increase/(decrease) in basic income/(loss) per share (diluted) before SFAS 133	(0.09)	(56)%	0.02	13%	(0.02)	(143)%	0.23	164%

Item 4.	Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the reporting period of this Form 10-Q, our principal executive officer and principal financial officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective.

During the quarter ended March 31, 2004, we implemented improved procedures designed to facilitate the flow and accuracy of our reporting into our financial statements. These procedures include additional levels of review of transactions, improvements in our system of controls and the development of detailed documentation of our procedures. Additionally, our current internal control structure continues to undergo an extensive evaluation as we move towards compliance with the Sarbanes-Oxley Act of 2002. We have completed documenting our internal controls and are currently engaged in a process of evaluating and testing those controls in order to determine what additional changes would further enhance the integrity of our financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2004, we received proceeds of $777,274 related to the issuance of 378,632 shares of common stock in connection with the exercise of warrants and employee options.

During the quarter ended March 31, 2004 we granted additional stock options under our Stock Option Plan. We granted incentive stock options (net of cancellations) during the quarter ended March 31, 2004 for the purchase of 75,066 shares, with an exercise price equal to the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

Our stock has been trading on the Nasdaq National Market System since September 18, 2003 under the symbol “EDLG.” From July 25, 2003 until September 18, 2003 our stock was listed on the Nasdaq Small Cap exchange. Prior to that time, our stock had been quoted on the Over-the-Counter Bulletin Board system.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

The exhibits listed below are filed as part of this document.

Exhibit Number	Description
10.1	Office Lease between Education Loan Servicing Corporation and Post Office Plaza Limited Partnership dated March 16, 2004.
31.1	CEO Certification under Sarbanes-Oxley Act (Section 302)
31.2	CFO Certification under Sarbanes-Oxley Act (Section 302)
32.1	CEO Certification under Sarbanes-Oxley Act (Section 906)
32.2	CFO Certification under Sarbanes-Oxley Act (Section 906)

(b) Form 8-K.

During the quarter ended March 31, 2004, we filed one Report on Form 8-K, dated February 26, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	EDUCATION LENDING GROUP, INC.

	By:	/s/ James G. Clark
	Name:	James G. Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)