Form 10-Q
period 2004-06-30
EDUCATION LENDING GROUP INC
filed 2004-08-09
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding at June 30, 2004: 16,619,629, including treasury shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Student loans, net of loan loss reserve	$189,132,905	$540,561,502
Student loans, net of loan loss reserve (securitized)	3,565,004,063	2,750,239,082
Student loans held for resale at the lower of cost or market	68,478,116	75,441,990
Restricted cash and investments	179,271,741	141,846,261
Cash and cash equivalents	22,786,019	33,557,879
Interest & other receivables	35,020,963	28,191,861
Property and equipment, net	3,115,815	1,600,606
Deferred financing costs	15,179,923	12,268,239
Other	1,225,450	133,448

Total Assets	$4,079,214,995	$3,583,840,868

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Accounts payable	$2,518,951	$4,470,680
Government payable	5,842,656	7,917,689
Accrued expenses and other liabilities	6,927,219	8,217,111
Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings	3,775,408,222	2,905,121,844
Warehouse loan facilities	280,578,608	660,353,242

Total Liabilities	4,071,275,656	3,586,080,566

Commitments and contingencies (Note 8)
Preferred stock—$0.001 par value, 10,000,000 shares authorized
Common stock—$0.001 par value, 40,000,000 shares authorized, 16,619,629 and 15,917,705 shares issued and outstanding, respectively	16,620	15,918
Additional paid in capital	43,138,198	40,673,609
Accumulated deficit	(34,074,620)	(41,548,168)
Accumulated other comprehensive loss, net of taxes of $0	(1,140,859)	(1,381,057)

Total Stockholders’ Equity/(Deficit)	7,939,339	(2,239,698)

Total Liabilities and Stockholders’ Equity/(Deficit)	$4,079,214,995	$3,583,840,868

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Student loans, net	$32,146,320	$19,516,152	$62,282,179	$34,228,804
Investments	386,832	386,050	743,052	576,955

	32,533,152	19,902,202	63,025,231	34,805,759
Cost of interest income
Interest-related expenses	15,832,230	10,496,576	30,546,333	19,103,579
Valuation of interest rate swap	—	(308,160)	—	604,542
Loan servicing and other fees	1,974,759	1,035,379	3,838,462	1,762,988

Total cost of interest income	17,806,989	11,223,795	34,384,795	21,471,109

Net interest income	14,726,163	8,678,407	28,640,436	13,334,650
Less: provision for losses	296,680	432,554	734,203	987,184

Interest income after provision for losses	14,429,483	8,245,853	27,906,233	12,347,466
Other income
Gain on sale of student loans	1,682,295	2,360,474	4,108,841	10,101,892
Other	57,118	10,325	115,129	17,370

Total other income	1,739,413	2,370,799	4,223,970	10,119,262
Operating expenses:

General and administrative	2,585,629	2,148,835	5,114,559	4,047,748
Servicing	465,510	—	629,613	—
Sales & marketing	8,487,590	10,229,691	18,680,448	21,739,642

Total operating expenses	11,538,729	12,378,526	24,424,620	25,787,390

Income/(loss) before income tax provision	4,630,167	(1,761,874)	7,705,583	(3,320,662)
Income tax provision	127,082	1,200	232,035	37,256

Net income/(loss)	$4,503,085	$(1,763,074)	$7,473,548	$(3,357,918)

Net income/(loss) per share:
Basic	$0.27	$(0.15)	$0.46	$(0.30)
Diluted	$0.24	$(0.15)	$0.40	$(0.30)
Weighted average common shares outstanding:
Basic	16,520,361	11,433,758	16,249,899	11,372,803
Diluted	18,710,303	11,433,758	18,613,840	11,372,803

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Six Months Ended June 30, 2004

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Income
Balance, December 31, 2003	15,917,705	$15,918	$40,673,609	$(41,548,168)	$(1,381,057)	$(2,239,698)
Exercise of options and warrants	701,924	702	1,486,206	—	—	1,486,908
Performance-based option vesting	—	—	983,422	—	—	983,422
2003 secondary offering-additional issuance costs	—	—	(5,039)	—	—	(5,039)
Other comprehensive income related to interest rate swap	—	—	—	—	240,198	240,198	$240,198
Net income	—	—	—	7,473,548	—	7,473,548	7,473,548

Balance, June 30, 2004	16,619,629	$16,620	$43,138,198	$(34,074,620)	$(1,140,859)	$7,939,339	$7,713,746

See accompanying notes to consolidated financial statements

EDUCATION LENDING GROUP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income/(loss)	$7,473,548	$(3,357,918)
Adjustments to reconcile net income/(loss) to net cash used by operations:
Depreciation, amortization and non-cash stock-based compensation	3,625,041	2,541,532
Loan loss reserve	734,203	987,184
Valuation of interest rate swap	—	604,542
(Increase) decrease in assets:
Interest and other receivables	(6,829,101)	(8,538,463)
Other assets	(853,171)	159,105
Increase (decrease) in liabilities:
Accounts payable	(1,951,729)	623,732
Government payable	(2,075,033)	(431,217)
Accrued expenses and other liabilities	(1,450,320)	(2,536,092)

Net cash used by operating activities	(1,326,562)	(9,947,595)

Cash flows from investing activities:
Purchase/origination of student loans	(631,789,310)	(1,128,375,499)
Sales of student loans	173,810,848	315,215,950
Acquisition of property and equipment	(1,950,267)	(575,463)
Acquisition of intangible assets	(148,830)	—
Other investments	(90,000)	—

Net cash used in investing activities	(460,167,559)	(813,735,012)

Cash flows from financing activities:
Net payments on credit facility	(365,463,198)	(89,927,948)
Proceeds from Education Loan Backed
Notes related to securitized student loans structured as collateralized borrowings	948,263,083	963,735,429
Payments on Education Loan Backed
Notes related to securitized student loans structured as collateralized borrowings	(129,713,622)	(44,931,750)
Costs related to securitizations	(3,845,871)	(4,599,902)
Net proceeds from issuance of stock	1,481,869	327,667

Net cash provided by financing activities	450,722,261	824,603,496

Net increase/(decrease) in cash	(10,771,860)	920,889
Cash and cash equivalents at beginning of period	33,557,879	2,042,527

Cash and cash equivalents at end of period	$22,786,019	$2,963,416

See accompanying notes to consolidated financial statements

Education Lending Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2004

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

Student Loans—Student loans, consisting of student loans which are 98% guaranteed by the government and alternative supplemental loans (guaranteed by other third parties) are carried at their purchase price, including unamortized premiums and unamortized origination costs. Loan set-up fees and certain direct loan origination costs are deferred. Net deferred loan origination costs related to securitized loans are amortized into interest expense over the estimated life of the student loan using the effective interest method. Net deferred loan origination costs related to loans which have not been securitized are amortized into interest expense over the estimated life of the student loan using the straight-line method. The overall effect of this treatment is approximation of the effective interest method. The unamortized portion of deferred fees and costs associated with loans that have been repaid or sold are expensed in the income statement in the period of repayment.

Student Loans Held for Resale—The majority of the student loans originated through the traditional school preferred lender-list channel are subsequently sold. Loans may be sold after initial or final disbursement. Deferred costs related to the origination of loans sold after initial disbursement are netted against gain on sale when the loans are sold rather than capitalized and amortized as discussed above. Interest on loans sold after final disbursement is earned for the period during which they are held on our balance sheet. Once the loan is sold, the gain on the sale is recorded as discussed in “Gain on Sale of Student Loans” below. Costs related to the origination of these loans are capitalized and netted against gain on sale once the loan is sold. Loans held for resale are reflected on our balance sheet at the lower of cost or market.

Student Loan Income and Net Interest Income—We recognize student loan income as earned, net of amortization of premiums. We amortize the premiums and deferred origination fees over the estimated life of the student loan. With the guarantee on the student loans applicable to both principal and interest, we recognize interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in our portfolio which have lost their guaranteed status. Net interest income is derived largely from our portfolio of student loans that remain on our balance sheet and is the spread between interest earned on student loans and our cost of generating that interest income. These costs include interest expense on the warehouse facility and permanent financings, amortization of deferred financing costs, fees paid to third-party servicers to service the loans, mark-to-market adjustments related to interest rate swaps that have not been designated as cash flow hedges, fees paid to the DOE, and amortization of premiums paid to acquire student loans. At June 30, 2004 all of our student loans were being serviced by third party servicers to whom we pay a fee.

Gain on Sale of Student Loans—We currently sell the majority of the Stafford and PLUS loans we originate. Additionally, from time to time, we may elect to sell consolidation loans. We book the sale in the period the loan is sold and record the transaction on the income statement as a gain on the sale of student loans. Sales of student loans are accounted for under Statement of Financial Accounting Standard (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). Student loans are sold with the servicing rights released and without recourse. Gains or losses on sales of student loans are recognized based on the difference between the selling prices and the carrying values of the related student loans sold. Unamortized deferred origination fees and expenses are netted against gain on sale when the loans are sold. Loans may be sold subsequent to either the initial or final disbursement.

Allowance for Student Loan Losses—We have established an allowance for potential losses on our existing portfolio of student loans, both securitized and unsecuritized. These student loan assets are presented net of the respective allowances on our balance sheet. In evaluating the adequacy of the allowance for losses, we consider several factors, including trends in student loan claims rejected for payments by guarantors, default rates on alternative supplemental student loans, overall industry norms and experience related to defaults and the amount of FFELP loans held subject to two percent risk-sharing. The allowance is based on periodic evaluations of our loan portfolio, changes to federal student loan programs, current economic conditions and other relevant factors. We utilize these factors to estimate a projected default rate for our student loan portfolio. This estimate, along with the applicable risk-sharing percentage, is used to calculate the allowance for student loan losses. The allowance is maintained at a level that management believes is adequate to provide for probable credit losses. Currently, approximately 98% of our student loan portfolio is guaranteed. The allowance for student loan losses is calculated by multiplying the principal balance of the student loans we carry on our balance sheet by 2% (the uninsured portion of the federally sponsored student loans on our balance sheet) and then multiplying that amount by the projected default rate. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Marketing Partner Fees—We have established relationships with various third-party marketing partners to market student loans on our behalf. These fees represent a significant cost to us. SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (SFAS 91) establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. SFAS 91 specifies that costs incurred to identify and attract potential borrowers should be expensed as incurred. As such, fees we pay to our marketing partners are expensed during the period incurred. These fees are included in sales and marketing operating expenses on the income statement.

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

Restricted Cash and Investments—We periodically take draws against our warehouse loan facility to fund student loans and any premiums associated with them. The restricted cash and investments shown on the balance sheet reflects draws taken against the warehouse line which have not yet been used to fund student loans. These amounts are restricted and may be used only to fund student loans and any premiums associated with them as outlined in the indentures. Additionally, we are required to maintain certain cash levels in our securitizations. Restricted cash and investments shown on the balance sheet also include these cash balances and are restricted to use as outlined in the indentures. Substantially all these funds are invested in guaranteed investment contracts, which are all triple A rated. At June 30, 2004 there was approximately $22.0 million of restricted cash held in our warehouse line, and $157.3 million held in our securitizations.

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

Derivatives and Hedging Activities—SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge under the provisions of SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS 133,” SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” During the fourth quarter of 2002, we entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract (mark-to-market) was recognized during the period as an additional liability and treated as additional expense/(income) on our income statement. During the second and fourth quarters of 2003 and during the second quarter of 2004 we entered into additional interest rate swap agreements, all of which were designated as and are effective as cash flow hedges. These swaps are also recorded in the accrued expenses and other liabilities section of our balance sheet. As these agreements qualify as cash flow hedges and are currently effective as such, changes in the agreements’ fair values (mark-to-market) are recorded in the other comprehensive loss section of the balance sheet rather than as an expense on the income statement. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

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

Education Loan Backed Notes—Our Education Loan Backed Notes, consisting of Series 2004 Notes, Series 2003 (October) Notes, Series 2003 (April) Notes and Series 2002 Notes, or securitized borrowings, are accounted for under SFAS 140. Under SFAS 140, securitizations that do not qualify for sales treatment are accounted for as secured borrowings. As we retain a call on redeeming any series of the notes under our securitized borrowings, the requirements of SFAS 140 have not been met. Therefore these transactions are accounted for as secured borrowings in accordance with the provisions of SFAS 140.

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

The following table shows a reconciliation of our basic earnings per share to our diluted earnings per share for the quarter and six months ended June 30, 2004. It excludes 63,100 and 164,350 shares that were not included in the calculations for the quarter and six months ended June 30, 2004, respectively, as they would have been antidilutive. (There was no difference between our basic and diluted loss per share in the quarter and six months ended June 30, 2003.)

	For the three months ended June 30, 2004	Earnings per Share
Net income	$4,503,085

Basic weighted average shares outstanding	16,520,361	$0.27
Dilutive shares	2,189,942

Diluted weighted average shares outstanding	18,710,303	$0.24

	For the six months ended June 30, 2004	Earnings per Share
Net income	$7,473,548

Basic weighted average shares outstanding	16,249,899	$0.46
Dilutive shares	2,363,941

Diluted weighted average shares outstanding	18,613,840	$0.40

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

Disclosure of pro forma earnings in accordance with SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123”—In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (SFAS 148). SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. As we continue to account for our incentive-based compensation using the intrinsic value method under APB 25, SFAS 148 does not have an impact on our consolidated financial statements. Had compensation costs for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, our net earnings and earnings per share for the quarter and six months ended June 30, 2004 and 2003 would have been as follows:

	For the three months ended June 30,
	2004	2003
Net income/(loss), as reported	$4,503,085	$(1,763,074)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(667,818)	(238,827)

Pro forma net income/(loss)	$3,835,267	$(2,001,901)

Income/(loss) per share:
Basic as reported	$0.27	$(0.15)
Basic pro forma	$0.23	$(0.18)
Diluted as reported	$0.24	$(0.15)
Diluted pro forma	$0.21	$(0.18)

	For the six months ended June 30,
	2004	2003
Net income/(loss), as reported	$7,473,548	$(3,357,918)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(1,138,798)	(446,575)

Pro forma net income/(loss)	$6,334,750	$(3,804,493)

Income/(loss) per share:
Basic as reported	$0.46	$(0.30)
Basic pro forma	$0.39	$(0.33)
Diluted as reported	$0.40	$(0.30)
Diluted pro forma	$0.34	$(0.33)

Proposed Accounting Pronouncements

Proposed FAS, Share-Based Payment-an amendment of FAS 123 and FAS 95, “Statement of Cash Flows”

The FASB is currently considering amending SFAS 123, APB Opinion No. 25 and FAS 95, “Statement of Cash Flows.” The proposed standard will require us to record compensation expense for all share-based compensation plans. If adopted, this proposed standard would have a negative impact on our earnings in future periods as we would be required to record an expense on our income statement for all options granted.

Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”

In December 2003 the Accounting Standards Executive Committee issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have determined that SOP 03-3 will not have an impact on our financial statements.

Note 3—Student Loans

We originate student loans on our own behalf and we purchase student loans from originating lenders. Our portfolio consists principally of loans originated under FFELP, a federally sponsored program. We also purchase alternative supplemental education loans. There are three principal categories of FFELP loans: consolidation loans, Stafford loans and PLUS loans. The composition of the student loans held at June 30, 2004 was as follows:

	As of June 30, 2004
	Student Loans (including held for resale)	Student Loans (securitized)	Total
FFELP Loans:
Stafford	$125,089,517	$—	$125,089,517
PLUS	6,036,031	—	6,036,031
Consolidation	111,061,595	3,543,285,394	3,654,346,989

FFELP sub-total	242,187,143	3,543,285,394	3,785,472,537
Alternative supplemental loans	12,412,873	—	12,412,873

Total student loans, gross	254,600,016	3,543,285,394	3,797,885,410
Deferred origination costs, net of amortization	3,242,943	25,970,612	29,213,555
Loan loss reserve	(231,938)	(4,251,943)	(4,483,881)

Total student loans, net	$257,611,021	$3,565,004,063	$3,822,615,084

The composition of the student loans held at December 31, 2003 was as follows:

	As of December 31, 2003
	Student Loans (including held for resale)	Student Loans (securitized)	Total
FFELP Loans:
Stafford	$103,226,517	$—	$103,226,517
PLUS	33,466,328	—	33,466,328
Consolidation	464,963,561	2,732,653,627	3,197,617,188

FFELP sub-total	601,656,406	2,732,653,627	3,334,310,033
Alternative supplemental loans	10,132,888	—	10,132,888

Total student loans, gross	611,789,294	2,732,653,627	3,344,442,921
Deferred origination costs, net of amortization	4,845,119	20,864,638	25,709,757
Loan loss reserve	(630,921)	(3,279,183)	(3,910,104)

Total student loans, net	$616,003,492	$2,750,239,082	$3,366,242,574

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

Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1st of each year depending on when the loan was originated. We earn interest at the greater of the borrower’s rate or a floating rate. If the floating rate exceeds the borrower rate, the DOE makes a payment directly to us based upon the Special Allowance Payment (SAP) formula. SAP is generally paid whenever the average of the applicable floating rate (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) for a calendar quarter, plus a spread of between 1.74 and 3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay. If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, we simply earn interest at the borrower rate.

We purchase alternative supplemental loans. These loans are made to students whose loan eligibility under the FFELP program does not meet their total borrowing needs. Unlike FFELP loans, alternative supplemental loans are credit-based. Depending on the loan program, the credit requirements may be met by a co-borrower. Interest rates are reset quarterly and may be tied to prime or to commercial paper (CP) rates. Alternative supplemental loans may be guaranteed by a third-party guarantor. At June 30, 2004, all our alternative supplemental loans were 100% guaranteed by third-party guarantors.

Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the SAP formula set by the DOE or the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as floor income. Depending on the type of student loan and when it is originated, the borrower rate is either fixed to term (as is the case of consolidation loans) or is reset to a market rate each July 1st (as is the case for Stafford and PLUS loans). As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, and for those loans where the borrower interest rate is reset annually July first, we may earn floor income until the next reset date.

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

The activity relating to the student loan balances held during the period from December 31, 2003 through June 30, 2004 is as follows:

	Student Loans	Student Loans Securitized	Total
Balance at 12/31/03	$616,003,492	$2,750,239,082	$3,366,242,574

Additions
Originations and purchases	776,508,855	—	776,508,855
Capitalized interest	740,448	10,586,307	11,326,755
*Additions to capitalized costs	4,048,438	6,303,295	10,351,733

Deductions
Borrower payments	(26,376,194)	(67,836,272)	(94,212,466)
Sales to third parties	(173,810,848)	—	(173,810,848)
Refunds, cancellations and adjustments	(15,738,173)	(50,480,411)	(66,218,584)
Net additions to loan loss reserve	362,166	(1,096,369)	(734,203)
*Reductions in capitalized costs	(5,650,383)	(1,197,553)	(6,847,936)

Other
Transfer to securitizations	(918,478,114)	918,478,114	—
Other	1,334	7,870	9,204

Balance at 6/30/04	$257,611,021	$3,565,004,063	$3,822,615,084

*	Activity includes transfers between “Student Loans” and “Student Loans Securitized” columns due to securitization completed in May 2004.

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

At June 30, 2004 all alternative supplemental loans were 100% guaranteed by third-party guarantors.

The following table summarizes changes in the loan loss reserve for the quarter and six months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$4,273,649	$2,140,931	$3,910,104	$1,592,669
Provision	296,680	432,554	734,203	987,184
Charge-offs	(86,449)	(7,388)	(160,427)	(13,756)

Balance at end of period	$4,483,880	$2,566,097	$4,483,880	$2,566,097

The additions to the loan loss reserve are expensed on the income statement during the period incurred. The balance at the end of the period is netted against student loans outstanding and included in “Student Loans, net of loan loss reserve” and “Student Loans, net of loan loss reserve (securitized)” on the balance sheet.

Note 5—Warehouse Loan Facilities and Securitizations

We have a $500 million warehouse loan facility (our Conduit Facility) and a $19 million warehouse loan facility that we use to fund the origination and purchase of student loans. Our $500 million loan facility was established in the fourth quarter of 2002. As of June 30, 2004, the Conduit Facility had been approved for advances of up to $500 million, however from time to time, as the need has arisen, the Conduit Facility has been approved for advances of up to $1.25 billion. Our Conduit Facility capacity allows us to fund and pool student loans until we aggregate sufficient volume to access the securitization markets for more cost-efficient financing. At June 30, 2004, the balance outstanding on the Conduit Facility was approximately $281 million.

This Conduit Facility is governed by an indenture and other program documents which were entered into as of October 18, 2002, with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the CP rate (1.16% at June 30, 2004) of the financial institution providing the liquidity facility. In addition to interest charges, we also pay trustee fees as well as a commitment fee on the unused portion of the facility. The Conduit Facility includes a number of covenants and compliance features that we must meet to continue to make additional draws on the facility as well as to maintain the existing loan balances.

In May of 2004, we completed a $1 billion LIBOR/auction rate student loan securitization. This securitization has been accounted for as a securitized borrowing because the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.04% to 0.19%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than June 15, 2043. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At June 30, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in May, 2004

	As of June 30, 2004		Initial Auction Date	Maturity Date
	Principal Amount	Interest Rate
Series 2004A-1	$170,000,000	1.38%	n/a	12/17/2012
Series 2004A-2	390,000,000	1.50	n/a	12/15/2022
Series 2004A-3	100,000,000	1.53	n/a	12/16/2024
Series 2004A-4	100,000,000	1.44	6/14/2004	6/15/2043
Series 2004A-5	100,000,000	1.45	6/18/2004	6/15/2043
Series 2004A-6	90,000,000	1.52	6/25/2004	6/15/2043
Series 2004B-1	50,000,000	1.60	6/25/2004	6/15/2043

Total	$1,000,000,000

In October of 2003, we completed a $1 billion LIBOR/auction rate student loan securitization. This securitization has been accounted for as a securitized borrowing because the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.04% to 0.27%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than December 15, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At June 30, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in October, 2003

	As of June 30, 2004		Initial Auction Date	Maturity Date
	Principal Amount	Interest Rate
Series 2003A-1 (October)	$45,928,062	1.56%	n/a	9/15/2008
Series 2003A-2 (October)	118,500,000	1.62	n/a	12/17/2012
Series 2003A-3 (October)	319,000,000	1.79	n/a	3/16/2020
Series 2003A-4 (October)	100,000,000	1.39	12/8/2003	12/15/2032
Series 2003A-5 (October)	83,750,000	1.37	11/24/2003	12/15/2042
Series 2003A-6 (October)	83,750,000	1.40	12/1/2003	12/15/2042
Series 2003A-7 (October)	83,750,000	1.47	12/8/2003	12/15/2042
Series 2003A-8 (October)	83,750,000	1.50	12/15/2003	12/15/2042
Series 2003B-1 (October)	50,000,000	1.55	12/8/2003	12/15/2042

Total	$968,428,062

We also completed a $1 billion, LIBOR/auction rate student loan securitization in April 2003. This securitization has also been accounted for as a securitized borrowing because the assets are merely a pledge of collateral, the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.05% to 0.30%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than March 17, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At June 30, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in April, 2003

	As of June 30, 2004		Initial Auction Date	Maturity Date
	Principal Amount	Interest Rate
Series 2003A-1 (April)	$16,480,160	1.57%	n/a	3/15/2007
Series 2003A-2 (April)	144,000,000	1.62	n/a	12/15/2011
Series 2003A-3 (April)	276,000,000	1.82	n/a	12/15/2017
Series 2003A-4 (April)	75,000,000	1.35	5/9/2003	3/15/2032
Series 2003A-5 (April)	75,000,000	1.42	5/23/2003	3/15/2032
Series 2003A-6 (April)	100,000,000	1.40	5/7/2003	3/17/2042
Series 2003A-7 (April)	100,000,000	1.39	5/14/2003	3/17/2042
Series 2003A-8 (April)	100,000,000	1.40	5/21/2003	3/17/2042
Series 2003B-1 (April)	50,000,000	1.52	5/21/2003	3/17/2042

Total	$936,480,160

        In May and August of 2002, we completed $525 million and $500 million, respectively, auction rate student loan securitizations that have been accounted for as collateralized borrowings as the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral and we have not defaulted under the terms of the securitization. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third-party servicer. If certain parity percentages are not met, the notes are subject to mandatory redemption. As long as the parity percentage is less than 100.5%, the notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. At June 30, 2004, the notes’ principal amounts and interest rates were as follows:

$525,000,000 Auction Rate Education Loan Backed Notes Issued in May, 2002

	As of June 30, 2004		Initial Auction Date	Maturity Date
	Principal Amount	Interest Rate
Series 2002A-1	$75,000,000	1.30%	2/11/2003	6/1/2042
Series 2002A-2	50,650,000	1.38	5/13/2003	6/1/2042
Series 2002A-3	75,000,000	1.40	5/20/2003	6/1/2042
Series 2002A-4	67,800,000	1.45	8/19/2003	6/1/2042
Series 2002A-5	61,500,000	1.40	6/13/2002	6/1/2042
Series 2002A-6	66,000,000	1.42	6/20/2002	6/1/2042
Series 2002A-7	66,000,000	1.52	6/27/2002	6/1/2042
Series 2002B-1	33,700,000	1.55	6/20/2002	6/1/2042

Total	$495,650,000

$500,000,000 Auction Rate Education Loan Backed Notes Issued in August, 2002

	As of June 30, 2004		Initial Auction Date	Maturity Date
	Principal Amount	Interest Rate
Series 2002A-8	$50,000,000	1.50%	9/23/2002	6/1/2042
Series 2002A-9	65,000,000	1.40	10/24/2002	6/1/2042
Series 2002A-10	49,850,000	1.40	9/3/2002	6/1/2042
Series 2002A-11	52,000,000	1.44	9/9/2002	6/1/2042
Series 2002A-12	62,000,000	1.40	9/12/2002	6/1/2042
Series 2002A-13	64,000,000	1.47	9/16/2002	6/1/2042
Series 2002B-2	32,000,000	1.63	9/18/2002	6/1/2042

Total	$374,850,000

On January 16, 2004 we filed a shelf registration statement with the SEC. Our May 2004 securitization was issued under this registration statement. This registration statement will also allow us to issue additional Education Loan Backed Notes in the amount of $1 billion over the next 18 months.

As of June 30, 2004, we are in compliance with the debt covenants on both the warehouse loan facilities and the securitizations.

Note 6—Interest-Rate Swaps

To lock in portions of floor income associated with some of our loan assets or to minimize the basis risk associated with having out debt costs track off one index (i.e. LIBOR) and our student loan income track off another index (i.e. CP), from time to time we enter into interest-rate swap agreements on portions of our portfolio. These swaps were completed as requirements of the corresponding securitizations which are discussed in Note 5.

These swaps usually possess a term between one and three years. The specific terms and notional amounts of the swaps are determined based on costs to initiate swaps and the length of the agreements which may be entered into. Management expects our hedge program to be effective in offsetting changes in cash flows for the risk being hedged. They are discussed in more detail below.

In May of 2004 we entered into an interest-rate swap related to $950 million of our Education Loan Backed Notes (the notional amount). The notional amount of the swap will decline over the life of the swap to a minimum amount of $755 million in March 2007. Under the terms of the agreement, on each quarterly distribution date, commencing September 15, 2004 through the termination date of the agreement, the counterparty must pay us an amount equal to the product of:

•	three-month LIBOR for the relevant period

•	the notional amount of the swap for the relevant period and

•	the quotient of the actual number of days in that period divided by 360

In exchange for the above payments, on each quarterly distribution date, we must pay the counterparty an amount equal to the product of:

•	the one month US dollar CP rate plus 11.5 basis points (computed on the basis of a 360-day year consisting of twelve 30 day months) and

•	the notional amount of the swap for the relevant period.

In accordance with the terms of the agreement, any payment amounts will be netted, so that only the net difference in the above amounts will actually be paid quarterly. The agreement is in effect until June 15, 2007. Since the underlying debt is tied to LIBOR, we expect this swap to limit our vulnerability to adverse swings in CP rates in relation to LIBOR rates, thus protecting our spread and corresponding cash flows.

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. During the quarter ended June 30, 2004 we recorded a charge of $1.5 million to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. There is no net tax impact related to this charge, as we have established a valuation allowance that fully offsets any deferred tax assets we have recorded. The fair market value of the interest-rate swap at June 30, 2004 was a liability of $1.5 million. Further, during the quarter and six months ended June 30, 2004, we recorded a reduction in interest expense of $0.2 million related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

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

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. During the quarter and six months ended June 30, 2004 we recorded credit of $1.3 million and $1.0 million, respectively, to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. There is no net tax impact related to this charge, as we have established a valuation allowance that fully offsets any deferred tax assets we have recorded. The hedge will expire during 2004. Correspondingly, this amount will reverse out of other comprehensive loss and flow through the interest expense section of the income statement during the year. The fair market value of the interest-rate swap at June 30, 2004 was an asset of $0.3 million. Further, during the quarter and six months ended June 30, 2004, we recorded additional interest expense of $0.4 million and $0.8 million, respectively, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

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

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the period. During the quarter and six months ended June 30, 2004, we recorded zero, and a credit of $0.7 million, respectively, to accumulated other comprehensive loss on the balance sheet related to this swap. During the quarter and six months ended June 30, 2003, there we charged zero and $1.5 million, respectively to accumulated other comprehensive loss on the balance sheet related to this swap. The hedge will expire during 2004. The fair market value of the interest-rate swap at June 30, 2004 was zero. Further, during the quarter and six months ended June 30, 2004, we recorded additional interest expense of $0.3 million and $0.6 million, respectively, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement. For both the quarter and six months ended June 30, 2003, we recorded additional interest expense of $0.2 million related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

In December of 2002 we entered into an interest-rate swap related to $700 million of our Education Loan Backed Notes. This swap was not designated as a hedge under SFAS 133. Under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. However, since this swap was not designated as a cash flow hedge, the mark-to-market adjustments were recorded to expense/(income) on the income statement. This swap expired December 31, 2003. Correspondingly, the fair market value of this interest-rate swap at December 31, 2003 was zero. We recorded a credit of $0.3 million and a charge of $0.6 million, respectively, during the quarter and six months ended June 30, 2003 (the difference between the fair market value of the swap at December 31, 2002 and at June 30, 2003) as a mark-to-market adjustment. As the hedge expired in 2003, there was no corresponding charge during the quarter and six months ended June 30, 2004. We also recorded additional interest expense related to this interest-rate swap (but not related to the mark-to-market adjustment) of $0.4 million and $0.8 million during the quarter and six months ended June 30, 2003, respectively.

Note 7—Sale of Common Stock

During the three and six months ended June 30, 2004 we received proceeds of $0.7 million and $1.5 million, for the issuance of 323,292 and 701,924, respectively, shares of common stock from the exercise of warrants and employee stock options.

Note 8—Commitments and Contingencies

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

During the second quarter we also entered into an agreement to sell up to $100 million of loans over the next three years, based on pre-determined pricing related to the characteristics of the loans to be sold. We expect that most of these loans will be consolidation loans. In addition, we have entered into another agreement to sell other various loans throughout the coming years.

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

Note 9—Fair Value of Financial Instruments

The following table summarizes the fair value of our financial assets and liabilities, including our derivative instruments, as of June 30, 2004 and December 31, 2003.

	As of June 30, 2004			As of December 31, 2003
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$3,971,411,476	$3,822,615,084	$148,796,392	$3,496,860,718	$3,366,242,574	$130,618,144
Cash and investments	22,786,019	22,786,019	—	33,557,879	33,557,879	—

Total earning assets	$3,994,197,495	$3,845,401,103	$148,796,392	$3,530,418,597	$3,399,800,453	$130,618,144

Interest-bearing liabilities
Accounts payable	$2,518,951	$2,518,951	$—	$4,470,680	$4,470,680	$—
Government payable	5,842,656	5,842,656	—	7,917,689	7,917,689	—
Short-term borrowings	280,578,608	280,578,608	—	660,353,242	660,353,242	—
Long-term notes	3,775,408,222	3,775,408,222	—	2,905,121,845	2,905,121,845	—

Total interest-bearing liabilities	$4,064,348,437	$4,064,348,437	$—	$3,577,863,456	$3,577,863,456	$—

Derivative financial instruments
Interest rate swaps	$(1,140,859)	$(1,140,859)	$—	$(1,381,057)	$(1,381,057)	$—
Excess of fair value over carrying value			$148,796,392			$130,618,144

Note 10—Provision for Income Taxes

Our effective income tax rate was 2.7% and 3.0% in the three and six months ended June 30, 2004, respectively. In prior years, we had net operating losses for which we recorded no financial statement benefit when incurred due to the creation of a full valuation allowance. Utilization of net operating loss carryovers for the period ended June 30, 2004 has resulted in a reduction of the valuation allowance and a corresponding reduction in the provisional tax rate below the statutory rate. Our computed 2004 income tax liability is based on the alternative minimum tax computation and state franchise taxes.

Note 11—Subsequent Events

Education Funding Resources II, LLC was formed in Delaware on July 9, 2004. Education Lending Services, Inc. is the sole equity member of Education Funding Resources II, LLC. Education Funding Resources II, LLC is a special purpose bankruptcy remote entity that was formed in order to facilitate the student loan origination and funding process and the secondary market acquisitions of student loans.

        On July 27, 2004, Education Lending Services Corporation, our servicing entity, disbursed its first loans. These loans were marketed through our Consolidation Assistance Program. We intend to focus on servicing our consolidation loan portfolio as we solidify our plans to begin servicing Federal Stafford and Parent Loan for Undergraduate Students (PLUS) loans.

In July of 2004 we reached an agreement to lease 4,728 additional square feet of office space in the same building as our current facility in Cincinnati, Ohio. This agreement was effective August 1, 2004. It provides for annual rent of approximately $58,000 throughout the lease term, which expires on March 31, 2007, concurrently with our existing lease agreement.

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

BUSINESS OVERVIEW

We are a specialty finance company principally engaged in providing student loan products, services and solutions to students, parents, schools and alumni associations. Our business is focused on originating and purchasing guaranteed student loans made under the Federal Family Education Loan Program, known as FFELP, which includes consolidation loans, Stafford loans and Parent Loans for Undergraduate Students (PLUS). We also offer and purchase alternative supplemental loans that may be guaranteed by a third-party guarantor. As of June 30, 2004, all of our alternative supplemental loans were guaranteed by a third-party guarantor. Currently, we sell the majority of Stafford and PLUS loans we originate in the secondary market. As of June 30, 2004 all of our student loans were serviced by third-party servicers.

We generate revenue primarily by earning interest income on our student loan portfolio. This financial model allows us to benefit from the predictable revenue stream of our portfolio, unlike specialty finance companies whose revenues are primarily derived from one-time gains upon the sale of their assets. When we do sell loans, we record a gain on the sale of the loans on our income statement. We have agreements with a number of third-party marketing partners who we engage to provide us with completed loan applications. In accordance with GAAP, we expense these marketing partner fees as they are incurred. These fees have historically represented more than 50% of our operating expenses. Accordingly, as a make-and-hold lender, we have historically recorded net losses. During the first quarter of 2004, our portfolio attained scale to generate net interest income sufficient to absorb our expenses, including these marketing partner fees, resulting in net income for the quarter, continuing in to the second quarter. This was partially due to marketing partner fees for the quarter being lower than those in previous quarters, reflecting a slowing in the generation of consolidation loans. Should the volume of loans generated by (and corresponding fees paid to) our marketing partners increase dramatically in a future period, we may record additional operating losses.

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

The quarter ended June 30, 2004 marks our second consecutive quarter of profitability. We recorded net income of $4.5 million, or $0.27 per share (basic) for the quarter, reflecting a 52% increase over our net income for the quarter ended March 31, 2004. For the six months ended June 30, 2004, we have recorded net income of $7.5 million, or $0.46 per share (basic.) As we expected, during the second quarter we continued to see decreased originations in consolidation loans, while our Stafford and PLUS business continued to experience aggressive growth, with Stafford and PLUS originations 84% higher in the second quarter of 2004 than in the comparable period of the prior year. During the quarter ended June 30, 2004, we originated approximately $292 million in loans, of which $61.7 million, or 21%, were Stafford and PLUS loans.

As illustrated below, from the quarter ended June 30, 2003 to the quarter ended June 30, 2004, Stafford and PLUS loans have increased significantly in terms of dollars and as a percentage of total originations for our portfolio, partially offsetting the decline in overall volume of consolidation loans generated during those same periods. We had anticipated this decline in consolidation loan volume. Over the past two years we have benefited from our ability to meet what we believe was a pent-up demand for consolidation loans. We believe that this demand has largely been met and that the number of loans eligible for consolidation has significantly diminished. We expect this trend will continue. The following table presents loan originations by type for the quarter and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,		Change ($)	Change (%)
Loan Type	2004	2003
Consolidation	$229,558,601	$443,761,840	$(214,203,239)	(48)%
Stafford	53,248,159	29,906,875	23,341,284	78
PLUS	8,450,356	3,647,532	4,802,824	132
Alternative Supplemental	756,881	2,608,785	(1,851,904)	(71)

Total	$292,013,997	$479,925,032	$(187,911,035)	(39)%

	For the six months ended June 30,		Change ($)	Change (%)
Loan Type	2004	2003
Consolidation	$585,667,050	$1,108,664,294	$(522,997,244)	(47)%
Stafford	138,937,530	79,807,680	59,129,850	74
PLUS	49,663,448	13,155,680	36,507,768	277
Alternative Supplemental	2,240,827	5,438,449	(3,197,622)	(59)

Total	$776,508,855	$1,207,066,103	$(430,557,248)	(36)%

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

We have incorporated Education Lending Services, Inc. (ELS) and Student Loan Xpress, Inc. (SLX) as wholly-owned subsidiaries. In addition, our special purpose bankruptcy remote entity, Education Funding Resources, LLC (EFR) was formed by ELS, with ELS as its sole member, in order to facilitate the loan origination and funding process and secondary market acquisitions. We have also formed Education Funding Capital I, LLC (EFC I) to participate in the permanent financing securitization of our student loans assets. ELS is the sole member of EFC I. Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II, Education Funding Capital Trust III and Education Funding Capital Trust IV, all of which are Delaware statutory trusts and wholly-owned subsidiaries of EFC I.

RESULTS OF OPERATIONS

Earnings Summary.

	For the three months ended June 30,
	2004	2003
Student loan income	$32,146,320	$19,516,152
Gain on sale of loans	1,682,295	2,360,474
Marketing partner fees and expenses	3,502,345	7,144,998
Employee compensation and benefits	3,240,952	3,045,882
Net income/(loss)	4,503,085	(1,763,074)
Income/(loss) per share, diluted	0.24	(0.15)

	For the six months ended June 30,
	2004	2003
Student loan income	$62,282,179	$34,228,804
Gain on sale of loans	4,108,841	10,101,892
Marketing partner fees and expenses	9,638,087	14,895,314
Employee compensation and benefits	6,111,981	5,630,178
Net income/(loss)	7,473,548	(3,357,918)
Income/(loss) per share, diluted	0.40	(0.30)

	As of June 30,
	2004	2003
Net student loans outstanding	$3,822,615,084	$2,160,918,102

For the quarter ended June 30, 2004, our net income calculated in accordance with GAAP was $4.5 million, or $0.27 per share (basic) and $0.24 per share (diluted), compared to a loss of $1.8 million, or $0.15 per share (basic and diluted) in the quarter ended June 30, 2003. Net income for the six months ended June 30, 2004 was $7.5 million or $0.46 per share (basic) and $0.40 per share (diluted), compared to a loss of $3.4 million, or $0.30 per share (basic and diluted) in the six months ended June 30, 2003.

Our net earnings are driven by several key components, the most significant of which is loan volume. As our loan volume increases (measured by the amount of loans held on our balance sheet), our student loan income and corresponding cost of student loan income increase accordingly. We have several marketing partners who advertise, identify and attract potential borrowers. We pay these marketing partners for each completed student loan application they provide to us. These fees are expensed during the period incurred. Therefore, as our loan origination volume increases, marketing partner fees increase. Since the interest we earn on the loan is spread over the loan’s life, the recording of the expense of the marketing partner fees at the loan’s inception caused operating losses until our balance sheet reached sufficient scale for the interest income related to existing loans to offset the marketing partner fees related to new loans. During the first quarter of 2004, the loans held on our balance sheet had attained a scale sufficient to generate income in excess of all our expenses, including our marketing partner fees, resulting in net income for that period, and for the second quarter. This was partially due to marketing partner fees for the quarter being lower than those in previous quarters, reflecting a slowing in the generation of consolidation loans. Should the volume of loans generated by (and corresponding fees paid to) our marketing partners increase dramatically in a future period, we may record additional operating losses.

Although we are primarily a make-and-hold lender, under certain circumstances, discussed more fully below, we sell some of our loans to third parties. When we sell loans, we record a gain on the sale of student loans on our income statement. Gains on sales of loans were $1.7 million in the quarter ended June 30, 2004, compared to $2.4 million in the quarter ended June 30, 2003, and were $4.1 million and $10.1 million in the six months ended June 30, 2004 and 2003, respectively.

Employee compensation is another significant component of our net earnings. Employee compensation increased from $3.0 million to $3.2 million from the quarter ended June 30, 2003 to the quarter ended June 30, 2004, and from $5.6 million to $6.1 million from the six months ended June 30, 2003 to the six months ended June 30, 2004, reflecting increased headcount between the periods. Our headcount increased from 99 at June 30, 2003 to 147 at June 30, 2004. The increase in expense related to the higher headcount at June 30, 2004 than at June 30, 2003 was partially offset by lower bonus accruals in the quarter and six months ended June 30, 2004 than in the quarter and six months ended June 30, 2003.

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

Following is a comparison of the components of net interest income for the quarter and six months ended June 30, 2004 as compared to the quarter and six months ended June 30, 2003.

	Three months ended June 30,		Increase (decrease)
	2004	2003	2004 vs. 2003
Interest income
Student loans, net	$32,146,320	$19,516,152	$12,630,168	65%
Investments	386,832	386,050	782	—

Total interest income	32,533,152	19,902,202	12,630,950	63
Cost of interest income
Interest related expenses	15,832,230	10,496,576	5,335,654	51
Valuation of interest-rate swap	—	(308,160)	308,160	(100)
Loan servicing and other fees	1,974,759	1,035,379	939,380	91

Total cost of interest income	17,806,989	11,223,795	6,583,194	59
Net interest income	14,726,163	8,678,407	6,047,756	70
Less: provision for losses	296,680	432,554	(135,874)	(31)

Net interest income after provision for losses	$14,429,483	$8,245,853	$6,183,630	75%

	Six months ended June 30,		Increase (decrease)
	2004	2003	2004 vs. 2003
Interest income
Student loans, net	$62,282,179	$34,228,804	$28,053,375	82%
Investments	743,052	576,955	166,097	29

Total interest income	63,025,231	34,805,759	28,219,472	81
Cost of interest income
Interest related expenses	30,546,333	19,103,579	11,442,754	60
Valuation of interest-rate swap	—	604,542	(604,542)	(100)
Loan servicing and other fees	3,838,462	1,762,988	2,075,474	118

Total cost of interest income	34,384,795	21,471,109	12,913,686	60
Net interest income	28,640,436	13,334,650	15,305,786	115
Less: provision for losses	734,203	987,184	(252,981)	(26)

Net interest income after provision for losses	$27,906,233	$12,347,466	$15,558,767	126%

Our interest income and cost of interest income were higher in the quarter and six months ended June 30, 2004 as compared to the quarter and six months ending June 30, 2003, primarily due to the increase in our student loan portfolio. The increases in interest income and the cost of interest income due to increased loan volume from the 2003 quarter to the 2004 quarter were partially offset by lower interest rates related to both our earning assets and our borrowings. These changes are detailed in the following rate/volume analysis which shows the relative contribution of changes in interest rates and asset volumes.

Analysis of change in net interest income for three month period ended June 30, 2004 compared to the three month period ended June 30, 2003	Interest increase (decrease)	Increase (decrease) attributable to change in
		Rate	Volume
Interest income	$12,630,950	$(5,038,702)	$17,669,652
Cost of interest income	6,583,194	(7,612,319)	14,195,513

Net interest income before provision for losses	$6,047,756	$2,573,617	$3,474,139

Analysis of change in net interest income for six month period ended June 30, 2004 compared to the six month period ended June 30, 2003	Interest increase (decrease)	Increase (decrease) attributable to change in
		Rate	Volume
Interest income	$28,219,472	$(8,879,662)	$37,099,134
Cost of interest income	12,913,686	(12,374,119)	25,287,805

Net interest income before provision for losses	$15,305,786	$3,494,457	$11,811,329

Our borrowings are generally variable rate and are indexed primarily to commercial paper, LIBOR and our auction rate securities. The following table summarizes the average balance of our debt by index and the corresponding average interest rate paid on the debt related to each index, respectively, for the quarter and six month periods ended June 30, 2004 and 2003. The table does not give effect to the impact of interest-rate swaps. We have no off-balance sheet debt or financing.

	Three months ended June 30,
	2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate
Commercial paper	$636,043,956	1.48%	$414,615,385	1.71%
LIBOR	1,315,074,046	1.44	416,522,239	1.47
Auction rate securities	2,057,532,967	1.49	1,414,544,665	1.75

Total	$4,008,650,969	1.47%	$2,245,682,289	1.69%

	Six months ended June 30,
	2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate
Commercial paper	$759,917,582	1.50%	$523,646,409	1.76%
LIBOR	1,148,334,870	1.41	209,411,733	1.47
Auction rate securities	1,984,016,484	1.46	1,219,190,964	1.89

Total	$3,892,268,936	1.45%	$1,952,249,106	1.81%

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

Although our FFELP loans are currently 98% guaranteed, we track delinquency trends related to these loans for informational purposes and as historical data should future loans not be guaranteed at this level and therefore require an additional loss reserve. The following table shows delinquency trends related to FFELP loans as of June 30, 2004 and December 31, 2003.

	As of June 30, 2004		As of December 31, 2003
	Balance	%	Balance	%
FFELP Loans (Gross)
Loans in school/grace/deferment	$693,598,983		$543,959,548
Loans in forbearance	251,787,026		196,248,290
Loans in repayment and percentage of each status:
Loans current	2,671,995,829	94%	2,427,262,085	94%
Loans delinquent 30-59 days	82,213,812	3	76,823,113	3
Loans delinquent 60-89 days	33,620,069	1	37,586,386	1
Loans delinquent 90 days or greater	52,256,818	2	52,430,611	2

Total loans in repayment	2,840,086,528	100%	2,594,102,195	100%

Total FFELP student loans	$3,785,472,537		$3,334,310,033
FFELP student loan reserves	(4,483,881)		(3,910,104)

FFELP student loans, net	$3,780,988,656		$3,330,399,929

Percentage of FFELP student loans in repayment		75%		78%

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

As mentioned above, from time to time we may choose to sell consolidation loans. Accordingly, in addition to the sale of loans generated in the school preferred lender-list channel, during the quarter and six months ended June 30, 2003 we chose to sell approximately $41.2 million and $247.0 million, respectively, of consolidation loans. This resulted in gain on sale of approximately $1.7 million and $8.5 million for the June 30, 2003 quarter and six months, respectively, compared to no sales from this source in the quarter and six months ended June 30, 2004. As a result, we had total gain on sale during the quarter ended June 30, 2004 of approximately $1.7 million compared to $2.4 million during the quarter ended June 30, 2003, and of $4.1 million for the six months ended June 30, 2004, compared to $10.1 million for the six months ended June 30, 2003.

The following tables show total loans sold, by type for the three and six months periods ended June 30, 2004 and 2003, along with the gains on those sales and the corresponding premiums earned.

	For the three months ended June 30,
	2004	2003
Loans Sold
Consolidated	$—	$41,196,062
Non-consolidated	75,025,357	27,086,945

Total	$75,025,357	$68,283,007

Gain on Sale
Consolidated	$—	$1,729,517
Non-consolidated	1,682,295	630,957

Total	$1,682,295	$2,360,474

Net Premium
Consolidated	—%	4.20%
Non-consolidated	2.24	2.33

Total	2.24%	3.46%

	For the six months ended June 30,
	2004	2003
Loans Sold
Consolidated	$—	$247,010,949
Non-consolidated	173,810,848	68,205,001

Total	$173,810,848	$315,215,950

Gain on Sale
Consolidated	$—	$8,532,268
Non-consolidated	4,108,841	1,569,624

Total	$4,108,841	$10,101,892

Net Premium
Consolidated	—%	3.45%
Non-consolidated	2.36	2.30

Total	2.36%	3.20%

At June 30, 2004, total student loans on our balance sheet included approximately $68.5 million of loans held for sale.

Other income, net. Other income, net consists of late fees and was approximately $57,000 and $10,000 for the quarters ended June 30, 2004 and 2003, respectively. It was approximately $115,000 and $17,000 for the six month periods ended June 30, 2004 and 2003, respectively. The increase in other income is due primarily to increased late fees received, which is directly related to the greater number of student loans held on the balance sheet at June 30, 2004 as compared to loans held at June 30, 2003.

General and Administrative Expenses.

	For the three months ended June 30,		Change ($)	Change (%)
	2004	2003
Total	$2,585,629	$2,148,835	$436,794	20%
Employee compensation and benefits	1,541,984	1,610,176	(68,192)	(4)
Travel	125,687	32,361	93,326	288
Public administration	76,895	(1,239)	78,134	6,306
Accounting and auditing	95,150	26,700	68,450	256
Trustee fees	161,122	98,564	62,558	63
Corporate insurance	186,560	129,961	56,599	44
Legal	107,057	59,281	47,776	81

	For the six months ended June 30,		Change ($)	Change(%)
	2004	2003
Total	$5,114,559	$4,047,748	$1,066,811	26%
Employee compensation and benefits	2,791,319	2,904,934	(113,615)	(4)
Consulting	362,219	163,489	198,730	122
Travel	239,590	74,851	164,739	220
Accounting and auditing	228,171	104,612	123,559	118
Public administration	134,134	39,005	95,129	244
Trustee fees	326,806	170,843	155,963	91
Corporate insurance	388,627	170,929	217,698	127
Legal	307,514	125,313	182,201	145

General and administrative expenses are those expenses associated with the infrastructure that supports our student loan operations, including but not limited to, salaries and benefits for our administrative and research and development employees, consulting, premiums paid for corporate insurance policies, rents, utilities, legal expenses and fees paid to our independent auditors.

General and administrative expenses increased from $2.1 million in the quarter ended June 30, 2003 to $2.6 million in the quarter ended June 30, 2004, and from $4.0 million in the six months ended June 30, 2003 to $5.1 million in the six months ended June 30, 2004. This increase was related to a number of factors, primarily a function of our growth. Components of the increase in general and administrative spending include travel expenses which increased primarily related to our efforts to launch our new servicing entity, as employees from our existing offices traveled to our new facility to assist in the design and implementation of new business systems and processes. Accounting expenses were higher than in the comparable periods of the previous year partially due to charges for consents required for various public filings, and due to increased costs for audit and review work of a more complex organization. Public administrative fees in the June 2004 quarter and six month period were higher than those in the June 2003 quarter and six month period as our annual stockholder meeting was held earlier in the year in 2004 than it had been in 2003, resulting in an acceleration of the related charges, in addition to higher costs related to filing our annual report on Form 10-K. Trustee fees (fees paid to the entities serving as trustees for our permanent financings) increased as we added two indentures to our debt structure since the June 2003 quarter. Premiums paid for our corporate insurances policies, including our corporate umbrella policy and director and officer liability policies, also increased from the June 2003 quarter and six months to the June 2004 quarter and six months, as did our fees paid to outside legal counsel.

Additionally, in the six months ended June 30, 2004, consulting expenses were higher than those in the six months ended June 30, 2003 primarily due to payments to consultants retained to assist us in our efforts to move towards compliance with the Sarbanes-Oxley Act of 2002.

The increases described above were partially offset by lower employee compensation and benefit expense. Increased costs related to headcount additions (there were 48 administrative employees at June 30, 2003, as compared to 66 at June 30, 2004) were more than offset by lower bonus accruals in the quarter and six months ended June 30, 2004 than in the quarter and six months ended June 30, 2003. Included in compensation and benefit expense is a non-cash charge related to performance-based options that were granted in 2003 and are being expensed over their vesting period (2003-2005), as discussed in Note 2 of the Notes to the consolidated financial statements. This charge was $41,000 and $175,000 for the quarters ended June 30, 2004 and 2003, respectively, and $82,000 and $175,000 for the six month periods ended June 30, 2004 and 2003, respectively, further contributing to the reduced expenses for salaries and benefits in 2004 as compared to 2003.

Servicing Expenses. We are in the process of establishing an organization that will service our loan portfolio. We have hired several key employees and leased office space for the new loan servicing company. During the quarter and six months ended June 30, 2004, we incurred approximately $465,000 and $630,000 of costs, respectively, primarily related to employee compensation and benefits, depreciation expense and other costs associated with establishing the facility. There were no costs related to the servicing organization during the quarter or six months ended June 30, 2003.

Sales and Marketing Expenses.

	For the three months ended June 30,		Change ($)	Change (%)
	2004	2003
Total	$8,487,590	$10,229,691	$(1,742,101)	(17)%
Marketing partner fees	3,502,345	7,144,998	(3,642,653)	(51)
Direct marketing	2,421,899	1,099,575	1,322,324	120
Employee compensation and benefits	1,698,968	1,435,706	263,262	18

	For the six months ended June 30,		Change ($)	Change (%)
	2004	2003
Total	$18,680,448	$21,739,642	$(3,059,194)	(14)%
Marketing partner fees	9,638,087	14,895,314	(5,257,227)	(35)
Direct marketing	3,460,711	2,686,875	773,836	29
Employee compensation and benefits	3,320,662	2,725,245	595,417	22

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

Total sales and marketing expenses decreased from $10.2 million in the quarter ended June 30, 2003 to $8.5 million in the quarter ended June 30, 2004, and from $21.7 million in the six months ended June 30, 2003 to $18.7 million in the six months ended June 30, 2004, primarily due to a reduction in fees paid to our marketing partners. During the quarter and six months ended June 30, 2004 we incurred $3.5 million and $9.6 million, respectively, in fees paid to marketing partners who market consolidation loans on our behalf, then provide us with completed applications, compared to compared to $7.1 million and $14.9 million of these fees for the quarter and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2004, this amount includes approximately $47,000 and $0.8 million, respectively, in non-cash charges related to performance-based options granted to some of these partners. These non-cash charges were $1.5 million for both the quarter and six months ended June 30, 2003. As discussed above, these fees are expensed as incurred and represent a significant portion of our expenses. Marketing partner fees declined from the quarter and six months ended June 30, 2003 to the quarter and six months ended June 30, 2004, reflecting the lower consolidation loan originations in the June 2004 quarter and six months. Despite the decline, these costs represent a significant component of our total sales and marketing expenses. Marketing partner fees represented 41% and 70% of sales and marketing expenses for the quarters ended June 30, 2004 and June 30, 2003, respectively. They represented 30% and 58% of total operating expenses for those respective periods. For the six month periods ended June 30, 2004 and 2003 respectively, marketing partner fees represented 52% and 69% of sales and marketing expenses. They represented 39% and 58% of total operating expenses for those respective periods.

The decrease in marketing partner fees from the quarter and six months ended June 30, 2003 to the quarter and six months ended June 30, 2004 was partially offset by increased costs for employee compensation and benefits. The increase in employee compensation and benefits expense from the quarter and six months ended June 30, 2003 to the quarter and six months ended June 30, 2004 primarily reflects the increased headcount between the periods (51 employees at June 30, 2003 compared to 57 employees at June 30, 2004). Included in compensation and benefit expense is a non-cash charge related to performance-based options that were granted in 2003 and are being expensed over their vesting period (2003-2005), as discussed in Note 2 of the Notes to the consolidated financial statements. This charge was approximately $34,000 and $115,000 for the quarters ended June 30, 2004 and 2003, respectively and was approximately $70,000 and $115,000 for the six months ended June 30, 2004 and 2003, respectively.

Also offsetting the decrease in marketing partner payments in the three and six month periods ended June 30, 2004 as compared to June 30, 2003, are increased costs for direct marketing. As we have redirected our focus away from consolidation loans which are heavily reliant on our marketing partners, and towards the Stafford and PLUS business, we have significantly increased our spending on direct marketing of Stafford and PLUS loans in order to increase our market share in that area.

ALTERNATIVE PERFORMANCE MEASURES

In addition to evaluating our GAAP-based data, management, credit rating agencies, and analysts also evaluate our performance in terms of certain non-financial (or non-GAAP) measures. These measures are discussed in the following sections.

Loan Originations. We analyze the ratio of loans generated internally versus those generated externally through our marketing partners. Following is a table which provides detail of loan originations for each of our origination channels for the three and six month periods ended June 30, 2004 and 2003.

	For the three months ended June 30, 2004
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$37,094,014	$—	$37,094,014
Consolidations through marketing partners	192,458,181	—	192,458,181
Consolidations through other sources	6,406	—	6,406
Traditional school channel (internal sources)	55,222,766	—	55,222,766
Other (internal sources)	6,475,749	756,881	7,232,630

Total originations and purchases	291,257,116	756,881	292,013,997

Capitalized interest and other	5,721,553	25,606	5,747,159

Total student loan acquisitions	$296,978,669	$782,487	$297,761,156

	For the three months ended June 30, 2003
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$122,403,841	$—	$122,403,841
Consolidations through marketing partners	321,311,205	—	321,311,205
Consolidations through other sources	46,794	—	46,794
Traditional school channel (internal sources)	29,377,094	—	29,377,094
Other (internal sources)	4,177,313	2,608,785	6,786,098

Total originations and purchases	477,316,247	2,608,785	479,925,032

Capitalized interest and other	2,267,739	520	2,268,259

Total student loan acquisitions	$479,583,986	$2,609,305	$482,193,291

	For the six months ended June 30, 2004
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$90,317,932	$—	$90,317,932
Consolidations through marketing partners	495,342,945	—	495,342,945
Consolidations through other sources	6,173	—	6,173
Traditional school channel (internal sources)	175,904,630	—	175,904,630
Other (internal sources)	12,696,348	2,240,827	14,937,175

Total originations and purchases	774,268,028	2,240,827	776,508,855

Capitalized interest and other	11,248,539	78,216	11,326,755

Total student loan acquisitions	$785,516,567	$2,319,043	$787,835,610

	For the six months ended June 30, 2003
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$363,847,320	$—	$363,847,320
Consolidations through marketing partners	744,642,173	—	744,642,173
Consolidations through other sources	174,801	—	174,801
Traditional school channel (internal sources)	73,489,076	—	73,489,076
Other (internal sources)	19,474,284	5,438,449	24,912,733

Total originations and purchases	1,201,627,654	5,438,449	1,207,066,103

Capitalized interest and other	3,876,807	5,028	3,881,835

Total student loan acquisitions	$1,205,504,461	$5,443,477	$1,210,947,938

The table below presents the above loan acquisition information as percentages of the total loans generated for the three and six month periods ended June 30, 2004 and 2003.

	For the three months ended June 30,
	2004	2003
Consolidations through internal sources	13%	26%
Consolidations through marketing partners	66	67
Consolidations through other sources	—	—
Traditional school channel (internal sources)	19	6
Other (internal sources)	2	1

Total originations and purchases	100%	100%

	For the six months ended June 30,
	2004	2003
Consolidations through internal sources	12%	30%
Consolidations through marketing partners	64	62
Consolidations through other sources	—	—
Traditional school channel (internal sources)	23	6
Other (internal sources)	1	2

Total originations and purchases	100%	100%

Floor Income. Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the SAP formula set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as floor income. Depending on the type of student loan and when it is originated, the borrower rate is either fixed to term (as is the case for consolidation loans) or is reset to a market rate each July 1st (as is the case for Stafford and PLUS loans). As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, and for those loans where the borrower interest rate is reset annually July first, we may earn floor income to the next reset date. Floor income is included in student loan income. During the quarters ended June 30, 2004 and 2003 our floor income was $6.0 million and $5.5 million, respectively. For the six month periods ended June 30, 2004 and 2003, our floor income was $12.7 million and $9.7 million, respectively.

The following table details the volume of loans that were earning floor income during the quarters ended June 30, 2004 and 2003. CP rate loans are based on the quarter-average CP rates of 1.23% and 1.17% for the quarters ended June 30, 2004 and 2003, respectively.

	For the three months ended June 30, 2004
	Fixed borrower rate	Annually reset borrower rate	Total
Student loans eligible to earn floor income:
Student loans	$108,843,060	$133,344,083	$242,187,143
Securitized student loans	3,543,285,394	—	3,543,285,394

Total student loans eligible to earn floor income	$3,652,128,454	$133,344,083	$3,785,472,537

Net managed student loans earning floor income
Earning 1-25 bps floor income	$223,831,337	$—	$223,831,337
Earning 26-50 bps floor income	541,981,172	192,471	542,173,643
Earning 51-75 bps floor income	315,179,929	—	315,179,929
Earning 76-100 bps floor income	229,090,320	—	229,090,320
Earning 101-200 bps floor income	548,966,248	—	548,966,248
Earning 201+ bps floor income	496,607,277	—	496,607,277

Total	$2,355,656,283	$192,471	$2,355,848,754

	For the three months ended June 30, 2003
	Fixed borrower rate	Annually reset borrower rate	Total
Student Loans Eligible to earn floor income:
Student loans	$227,330,535	$50,484,110	$277,814,645
Securitized student loans	1,860,107,241	—	1,860,107,241

Total student loans eligible to earn floor income	$2,087,437,776	$50,484,110	$2,137,921,886

Net managed student loans earning floor income
Earning 1-25 bps floor income	$159,167,201	$—	$159,167,201
Earning 26-50 bps floor income	341,670,836	—	341,670,836
Earning 51-75 bps floor income	316,279,664	48,132,600	364,412,264
Earning 76-100 bps floor income	268,225,460	364,123	268,589,583
Earning 101-200 bps floor income	402,705,496	1,128,821	403,834,317
Earning 201+ bps floor income	401,216,003	—	401,216,003

Total	$1,889,264,660	$49,625,544	$1,938,890,204

Net Interest Margin Analysis. We review our net interest margin on an ongoing basis in order to assess whether the earnings spread we actually received was in line with our expectations. Following is our net interest margin analysis for the quarter and six month periods ended June 30, 2004 and 2003.

	For the three months ended June 30,
	2004		2003
Student Loan Net Interest Margin Analysis
Student loan interest received	$41,664,372	4.4741%	$24,906,534	4.9093%
Less:
Consolidation loan rebate fee	(9,518,052)	(1.0221)	(5,390,385)	(1.0596)
Cost of debt	(14,764,612)	(1.5855)	(9,565,350)	(1.8802)
Premium amortization	(51,469)	(0.0055)	(32,303)	(0.0063)
DOE fee amortization	(490,739)	(0.0527)	(154,952)	(0.0305)
Loan loss reserve	(296,680)	(0.0319)	(432,553)	(0.0850)
Loan servicing costs*	(1,432,552)	(0.1538)	(848,124)	(0.1668)

Total Costs	(26,554,104)	(2.8515)	(16,423,667)	(3.2284)
Student loan net interest margin with floor income	15,110,268	1.6226	8,482,867	1.6809
Additional interest expense to lock-in part of floor income	532,315	0.0572	1,232,598	0.2423
Floor income—revenue	(5,997,811)	(0.6441)	(5,454,748)	(1.0722)

Student loan net interest margin before floor income	$9,644,772	1.0357%	$4,260,717	0.8510%

Consolidated Company Net Interest Margin Analysis
Student loan net interest margin before floor income	$9,644,772	1.0357%	$4,260,717	0.8510%
Floor income after swap to lock-in part of floor income	5,465,495	0.5869	4,222,150	0.8299
Mark to market of interest rate swap	—	—	308,160	0.0606
Negative interest carry	(680,784)	(0.0731)	(545,174)	(0.1072)

Net interest margin reported on financial statement	$14,429,483	1.5495%	$8,245,853	1.6343%

	For the six months ended June 30,
	2004		2003
Student loan interest received	$80,794,330	4.4487%	$43,795,916	4.9434%
Less:
Consolidation loan rebate fee	(18,512,151)	(1.0193)	(9,567,113)	(1.0710)
Cost of debt	(28,640,022)	(1.5770)	(17,562,417)	(1.9660)
Premium amortization	(98,232)	(0.0054)	(59,483)	(0.0067)
DOE fee amortization	(933,944)	(0.0514)	(262,287)	(0.0294)
Loan loss reserve	(734,203)	(0.0404)	(987,184)	(0.1105)
Loan servicing costs*	(2,806,287)	(0.1545)	(1,441,218)	(0.1613)

Total Costs	(51,724,839)	(2.8481)	(29,879,702)	(3.3449)
Student loan net interest margin with floor income	29,069,491	1.6006	13,916,214	1.5985
Additional interest expense to lock-in part of floor income	1,322,979	0.0728	2,608,519	0.2920
Floor income—revenue	(12,691,463)	(0.6988)	(9,652,330)	(1.0805)

Student loan net interest margin before floor income	$17,701,007	0.9747%	$6,872,403	0.8100%

Consolidated Company Net Interest Margin Analysis
Student loan net interest margin before floor income	$17,701,007	0.9747%	$6,872,403	0.8100%
Floor income after swap to lock-in part of floor income	11,368,484	0.6260	7,043,811	0.7885
Mark to market of interest rate swap	—	—	(604,542)	(0.0677)
Negative interest carry	(1,163,258)	(0.0641)	(964,206)	(0.1079)

Net interest margin reported on financial statement	$27,906,233	1.5366%	$12,347,466	1.4229%

*	Includes monthly servicing fees, cancellations fees, and amortization of loan origination costs

Average student loan balances outstanding for the quarters ended June 30, 2004 and 2003 were $3,735,200,669 and $2,034,923,908, respectively. Average student loan balances outstanding for the six months ended June 30, 2004 and 2003 were $3,642,597,583 and $1,786,574,987, respectively.

We have no off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had operating cash and cash equivalents of approximately $22.8 million (excluding restricted cash and investments). Since inception, we have financed our operations from debt and equity financings. During the six months ended June 30, 2004, we used cash of approximately $1.3 million to fund our operations, and we acquired property and equipment of approximately $1.9 million. At June 30, 2004, we had advances of approximately $281 million outstanding against our warehouse loan facilities and $3.8 billion of LIBOR/auction rate Education Loan Backed Notes were outstanding and included on our balance sheet. During the six months ended June 30, 2004, our gross recorded loans increased $453 million to $3.8 billion. During the six months ended June 30, 2004, we received proceeds of approximately $1.5 million for the issuance of 701,924 shares of common stock in connection with the exercise of warrants and employee stock options.

We have two warehouse loan facilities which we use to fund the origination and purchase of student loans. One of the facilities is a $19 million facility. The second facility (our Conduit Facility) was established in the fourth quarter of 2002 for $500 million and is renewable on a 364-day basis until expiration of the facility in the fourth quarter of 2005. On January 6, 2004 it was increased to $1.0 billion, and was then increased to $1.25 billion on March 1, 2004. Effective on May 12, 2004, it was reduced to $500 million in connection with the securitization we completed at that time. At June 30, 2004, the balance outstanding on the Conduit Facility was approximately $281 million. We must comply with certain covenants in the Conduit Facility agreements. These include, but are not limited to, financial covenants such as a required minimum spread, asset coverage ratio, net consolidation ratio and default ratio, limits on the concentration of certain types of student loans purchased with proceeds from the warehouse loan facility and maintaining the status of Education Funding Resources, LLC as a single purpose bankruptcy remote limited liability company.

We do not have any scheduled mandatory repayment obligations under the $500 million Conduit Facility. Upon notice from the lender, this facility can be terminated at the end of each 364-day period. If this notice were to be given, paydown of the Conduit Facility would be required in October 2004.

In May and August of 2002, we issued Series 2002 Notes of $525 million and $500 million, respectively, in order to provide permanent financing opportunities for our consolidation loan operations. In April 2003, we issued Series 2003 (April) Notes of $1 billion to provide additional permanent financings for our consolidation loan operations, as mentioned above. We issued Series 2003 (October) Notes in October 2003 and we issued Series 2004 Notes in May 2004. The interest rates for the Series 2002 Notes are determined by Dutch Auction. The interest rates of some of the Series 2003 (April) Notes are tied to the three-month LIBOR rate plus an incremental amount ranging from 0.05% to 0.30%, while the rates of other Series 2003 (April) Notes bear interest at a rate determined by Dutch Auction. The interest rates of some of the Series 2003 (October) Notes are tied to the three-month LIBOR rate plus an incremental amount ranging from 0.04% to 0.27%, while the rates of other Series 2003 (October) Notes bear interest at a rate determined by Dutch Auction. The interest rates of some of the Series 2004 Notes are tied to the three-month LIBOR rate plus an incremental amount ranging from 0.04% to 0.19%, while the rates of other Series 2004 Notes bear interest at a rate determined by Dutch Auction.

We do not have any scheduled mandatory repayment obligations under the Series 2002 Notes or the Series 2003 Notes. However, paydowns of the notes are required to be made on interest payment dates as principal payments on the underlying student loans are received. The Series 2002 Notes have a final maturity date of June 1, 2042. The Series 2003 (April) Notes have staggered final maturity dates as follows: $80 million at March 15, 2007, $144 million at December 15, 2011, $276 million at December 15, 2017, $150 million at March 15, 2032 and the remaining $350 million at March 17, 2042. The Series 2003 (October) Notes have staggered final maturity dates as follows: $77.5 million at September 15, 2008, $118.5 million at December 17, 2012, $319 million at March 16, 2020, $100 million at December 15, 2032 and $385 million at December 15, 2042. The Series 2004 Notes have staggered final maturity dates as follows: $170 million at December 17, 2012, $390 million at December 15, 2022, $100 million at December 16, 2024, and $340 million at June 15, 2043.

As of June 30, 2004, we are in compliance with all of our debt covenants.

Management believes that we have sufficient funds and access to financing to meet expenses in the foreseeable future. We are currently able to meet our operating cash requirements from cash held on our balance sheet, along with borrowing against the value of the student loans originated each month. Additionally, later this year we will achieve parity in our 2002 securitization and will be able to draw cash from that source. If necessary, working capital can be raised through the sale of a portion of our student loan portfolio.

We also have a $3 million line of credit available for working capital needs. No draws have been made on this line to date. This line of credit expires in June 2005.

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

During the quarter and six months ended June 30, 2004, we earned $6.0 million and $12.7 million, respectively in floor income, representing over 40% of our net interest income after the provision for loan losses. An increase in interest rates to a level where we are no longer able to earn floor income would have a significant adverse affect on our net interest income after the provision for loan losses as well as overall net income or loss.

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

Additionally, our underlying debt is tied to LIBOR. Our revenues are partially dependent on the SAP made by the government. SAP calculations are based on CP rates. We have also entered into an additional swap in order to prevent the spread between debt costs and SAP from deteriorating to a point where our margins are significantly adversely affected. We expect this swap to limit our vulnerability to adverse swings in CP rates in relation to LIBOR rates, thus protecting our spread and corresponding cash flows.

In the following table, our variable rate assets and liabilities are categorized by the reset date of the underlying index. An interest rate gap is the difference between volumes of assets and liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions as of June 30, 2004 and is not necessarily reflective of positions that existed throughout the period, or that are expected to exist in the future.

	As of June 30, 2004
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$3,822,615,084	$—	$—	$—	$—	$—
Cash and investments	202,057,760	—	—	—	—	—
Interest and other receivables	35,020,963	—	—	—	—	—
Other assets	—	—	—	—	—	19,521,188

Total assets	$4,059,693,807	$—	$—	$—	$—	$19,521,188

Liabilities and Stockholders’ Equity
Long-term borrowings	$4,055,986,830	$—	$—	$—	$—	$—
Other liabilities	15,288,826	—	—	—	—	—
Stockholders’ equity	—	—	—	—	—	7,939,339

Total liabilities and stockholders’ equity	$4,071,275,656	$—	$—	$—	$—	$7,939,339

Period gap before adjustments	$(11,581,849)	$—	$—	$—	$—	11,581,849
Interest rate derivatives	(485,000,000)	485,000,000	—	—	—	—

Period gap	$(496,581,849)	$485,000,000	$—	$—	$—	$11,581,849

Cumulative gap	$(496,581,849)	$(11,581,849)	$(11,581,849)	$(11,581,849)	$(11,581,849)	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	100%	n/a	n/a	n/a	n/a	246%
Ratio of cumulative gap to total assets at June 30, 2004	(12)%	n/a	n/a	n/a	n/a	n/a

The following table reflects the average terms to maturity for our earning assets and liabilities, as of June 30, 2004.

Years
Earning assets
Student loans	21.33
Cash and investments	0
Total earning assets	20.25
Borrowings
Short-term borrowings	0.28
Long-term borrowings	27.69
Total borrowings	25.80

The following table illustrates the impact interest rate increases of 100 basis points and 300 basis points would have on our net income/(loss) and our net income/(loss) per share for the three and six month periods ended June 30, 2004 and 2003.

	Three months ended June 30, 2004				Three months ended June 30, 2003
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
Increase/(decrease) in pre-tax net income/(loss) before SFAS 133	$(2,817,892)	(61)%	$(610,490)	(13)%	$(503,322)	(29)%	$3,226,937	183%
Increase/(decrease) in basic income/(loss) per share (diluted) before SFAS 133	$(0.15)	(61)%	$(0.03)	(13)%	$(0.05)	(29)%	$0.28	183%

	Six months ended June 30, 2004				Six months ended June 30, 2003
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
Increase/(decrease) in pre-tax net income/(loss) before SFAS 133	$(4,549,032)	(59)%	$(443,566)	(6)%	$(309,970)	(9)%	$6,972,288	210%
Increase/(decrease) in basic income/(loss) per share (diluted) before SFAS 133	$(0.24)	(59)%	$(0.02)	(6)%	$(0.02)	(9)%	$0.62	208%

Item 4. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the reporting period of this Form 10-Q, our principal executive officer and principal financial officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective.

During the quarter ended June 30, 2004, we continued to implement procedural enhancements designed to facilitate the flow and accuracy of our reporting into our financial statements. These enhancements include additional levels of review of transactions, improvements in our system of controls and the development of detailed documentation of our procedures. During the quarter we hired a director of internal audit to establish an internal control department and to lead our efforts in monitoring and evaluating our internal control structure as we move towards compliance with the Sarbanes-Oxley Act of 2002. We have completed documenting our internal controls and are currently engaged in a process of evaluating and testing those controls in order to determine what additional changes would further enhance the integrity of our financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, we received proceeds of $709,634 related to the issuance of 323,292 shares of common stock in connection with the exercise of warrants and employee options. During the six months ended June 30, 2004, we received proceeds of $1,486,908 related to the issuance of 701,924 shares of common stock in connection with the exercise of warrants and employee options.

During the quarter and six months ended June 30, 2004 we granted additional stock options under our Stock Option Plan. We granted incentive stock options (net of cancellations) during the quarter and six months ended June 30, 2004 for the purchase of 56,351 shares and 131,417 shares, respectively, with an exercise price equal to the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the Stock Option Plan.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our 2004 Annual Meeting of Stockholders held on May 17, 2004, the stockholders elected the eight nominees for the Board of Directors nominated by the Board: Robert deRose, Michael H. Shaut, Samuel Belzberg, C. David Bushley, Richard J. Hughes, Leo Kornfeld, Jeffrey E. Stiefler and Robert V. Antonucci.

Voting for the election of directors was as follows:

	R. deRose	M. Shaut	S. Belzberg	C.D. Bushley	R.J.Hughes	L.Kornfeld	J. Stiefler	R. Antonucci
For:	13,151,980	13,134,647	13,151,980	13,150,880	13,152,980	13,149,871	13,152,880	13,146,213
Withheld:	114,620	131,953	114,620	115,720	113,620	116,729	113,720	120,387

Additionally, at our 2004 Annual Meeting of Stockholders, the stockholders voted on the adoption of a new Long Term Incentive Plan. A summary of the voting was as follows:

For: 7,207,898 Against: 2,163,660

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The exhibits listed below are filed as part of this document.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

10.1	Indenture of Trust dated as of May 1, 2004, among Education Funding Capital Trust - IV, U.S. Bank National Association as Indenture Trustee and Fifth Third Bank as Eligible Lender Trustee (3)

10.2	Remote Servicing Agreement between Pennsylvania Higher Education Assistance Agency and Education Loan Servicing Corporation, dated March 5, 2004

31.1	CEO Certification under Sarbanes-Oxley Act (Section 302)

31.2	CFO Certification under Sarbanes-Oxley Act (Section 302)

32.1	CEO Certification under Sarbanes-Oxley Act (Section 906)

32.2	CFO Certification under Sarbanes-Oxley Act (Section 906)

(1)	Incorporated by reference from the Company’s Proxy Statement filed April 15, 2002.
(2)	Incorporated by reference from the Company’s Form 10-SB Registration Statement filed March 17, 2000.
(3)	Incorporated by reference from Education Funding Capital Trust - IV’s Exhibit 4.1 to Form 8-K filed May 26, 2004

(b) Form 8-K.

During the quarter ended June 30, 2004, we filed one Report on Form 8-K, dated May 6, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004	EDUCATION LENDING GROUP, INC.

	By:	/s/ James G. Clark
	Name:	James G. Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)