Form 10-Q
period 2004-09-30
EDUCATION LENDING GROUP INC
filed 2004-11-09
CIK 1103313

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: Shares of Common Stock, $0.001 par value, outstanding at September 30, 2004: 16,703,097, including treasury shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDUCATION LENDING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Student loans, net of loan loss reserve	$413,033,370	$540,561,502
Student loans, net of loan loss reserve (securitized)	3,533,147,540	2,750,239,082
Student loans held for resale at the lower of cost or market	92,879,966	75,441,990
Restricted cash and investments	151,271,330	141,846,261
Cash and cash equivalents	16,685,603	33,557,879
Interest & other receivables	43,098,899	28,191,861
Property and equipment, net	5,770,902	1,600,606
Deferred financing costs	14,935,448	12,268,239
Other	1,775,631	133,448

Total Assets	$4,272,598,689	$3,583,840,868

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Accounts payable	$2,908,635	$4,470,680
Government payable	11,867,603	7,917,689
Accrued expenses and other liabilities	8,900,259	8,217,111
Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings	3,703,575,307	2,905,121,844
Warehouse loan facilities	534,779,349	660,353,242

Total Liabilities	4,262,031,153	3,586,080,566

Commitments and contingencies (Note 8)	—	—

Preferred stock—$0.001 par value, 10,000,000 shares authorized, none outstanding
Common stock—$0.001 par value, 40,000,000 shares authorized, 16,703,097 and 15,917,705 shares issued and outstanding, respectively	16,703	15,918
Additional paid in capital	43,488,829	40,673,609
Accumulated deficit	(31,683,388)	(41,548,168)
Accumulated other comprehensive loss, net of taxes of $0	(1,254,608)	(1,381,057)

Total Stockholders’ Equity/(Deficit)	10,567,536	(2,239,698)

Total Liabilities and Stockholders’ Equity/(Deficit)	$4,272,598,689	$3,583,840,868

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Student loans, net	$35,932,679	$23,193,398	$98,214,858	$57,422,202
Investments	569,090	218,596	1,312,142	795,551

	36,501,769	23,411,994	99,527,000	58,217,753
Cost of interest income:
Interest-related expenses	20,418,208	11,172,198	50,964,541	30,275,777
Valuation of interest rate swap	—	(869,559)	—	(265,017)
Loan servicing and other fees	2,213,657	1,145,423	6,052,119	2,908,411

Total cost of interest income	22,631,865	11,448,062	57,016,660	32,919,171

Net interest income	13,869,904	11,963,932	42,510,340	25,298,582
Less: provision for losses	256,397	681,003	990,600	1,668,187

Interest income after provision for losses	13,613,507	11,282,929	41,519,740	23,630,395
Other income
Gain on sale of student loans	2,314,662	587,410	6,423,503	10,689,302
Other	53,712	33,672	168,841	51,042

Total other income	2,368,374	621,082	6,592,344	10,740,344

Operating expenses:
General and administrative	3,318,963	2,534,723	8,433,522	6,550,919
Servicing	1,032,135	—	1,661,748	—
Sales & marketing	9,302,242	12,180,001	27,982,690	33,951,195

Total operating expenses	13,653,340	14,714,724	38,077,960	40,502,114

Income/(loss) before income tax provision	2,328,541	(2,810,713)	10,034,124	(6,131,375)
Income tax provision/(benefit)	(62,691)	3,200	169,344	40,456

Net income/(loss)	$2,391,232	$(2,813,913)	$9,864,780	$(6,171,831)

Net income/(loss) per share:
Basic	$0.14	$(0.23)	$0.60	$(0.53)
Diluted	$0.13	$(0.23)	$0.53	$(0.53)
Weighted average common shares outstanding:
Basic	16,666,403	12,085,134	16,389,746	11,604,215
Diluted	18,727,760	12,085,134	18,651,038	11,604,215

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Nine Months Ended September 30, 2004

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Income
	Number of Shares	Amount
Balance, December 31, 2003	15,917,705	$15,918	$40,673,609	$(41,548,168)	$(1,381,057)	$(2,239,698)
Exercise of options and warrants	748,524	748	1,667,488	—	—	1,668,236
Stock compensation	1,868	2	30,717	—	—	30,719
Restricted shares issued	35,000	35	32,515	—	—	32,550
Performance-based option vesting	—	—	1,089,539	—	—	1,089,539
Other	—	—	(5,039)	—	—	(5,039)

Other comprehensive income related to interest rate swap	—	—	—	—	126,449	126,449	$126,449
Net income	—	—	—	9,864,780	—	9,864,780	9,864,780

Balance, September 30, 2004	16,703,097	$16,703	$43,488,829	$(31,683,388)	$(1,254,608)	$10,567,536	$9,991,229

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income/(loss)	$9,864,780	$(6,171,831)
Adjustments to reconcile net income/(loss) to net cash used by operations:
Depreciation, amortization and non-cash stock-based compensation	5,172,701	3,108,297
Loan loss reserve	990,600	1,668,187
Valuation of interest rate swap	—	(265,017)
(Increase)/decrease in assets:
Interest and other receivables	(14,907,038)	(15,127,113)
Other assets	(946,161)	589,187
Increase/(decrease) in liabilities:
Accounts payable	(1,562,045)	1,997,624
Government payable	3,949,914	2,067,325
Accrued expenses and other liabilities	488,795	(766,433)

Net cash provided/(used) by operating activities	3,051,546	(12,899,774)

Cash flows from investing activities:
Purchase/origination of student loans	(954,187,864)	(1,778,625,387)
Sales of student loans	278,945,994	384,034,087
Acquisition of property and equipment	(4,923,226)	(552,652)
Acquisition of intangible assets	(158,354)	—
Other investments	(587,667)	—

Net cash used in investing activities	(680,911,117)	(1,395,143,952)

Cash flows from financing activities:
Net proceeds/(payments) on credit facility	(106,375,175)	537,606,252
Proceeds from Education Loan Backed
Notes related to securitized student loans structured as collateralized borrowings	971,426,211	955,609,682
Payments on Education Loan Backed
Notes related to securitized student loans structured as collateralized borrowings	(201,546,536)	(79,608,361)
Costs related to securitizations	(4,180,402)	(4,655,486)
Net proceeds from issuance of stock	1,663,197	2,508,497

Net cash provided by financing activities	660,987,295	1,411,460,584

Net increase/(decrease) in cash	(16,872,276)	3,416,858
Cash and cash equivalents at beginning of period	33,557,879	2,042,527

Cash and cash equivalents at end of period	$16,685,603	$5,459,385

See accompanying notes to consolidated financial statements

Education Lending Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

Note 1—Summary of Organization

Organization—Education Lending Group, Inc., (“Education Lending Group,” “we,” “our Company,” “our” and “us”) was incorporated in Delaware on March 26, 1999. Our Company was formed to identify and acquire enterprises in the student loan business. Without consummating any acquisitions, in September 2001, through Education Lending Services, Inc. and Education Funding Resources, LLC, we began operations related to marketing, originating, and purchasing student loans. Through these subsidiaries, we originate or purchase Federal Family Education Loan Program (FFELP) student loans that are eligible for guarantee from the Department of Education (DOE), federally sponsored consolidation loans and other eligible student loans. We have in place three warehouse loan facilities with financial institutions which we use to facilitate originating and purchasing student loans. On a periodic basis, we complete student loan securitizations to pay down the warehouse facilities and finance our loans on a permanent basis.

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

Education Loan Servicing Corporation was incorporated in Delaware on October 15, 2003 and began processing and servicing a portion of our loan portfolio in the third quarter of 2004. Education Loan Servicing Corporation is a wholly-owned subsidiary of our Company.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation—The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States of America and all normal recurring adjustments that we consider necessary for a fair presentation of the results for such periods.

These consolidated financial statements include the accounts of Education Lending Group, Inc., Student Loan Xpress, Inc. (SLX), Education Loan Servicing Corporation (ELSC) and Education Lending Services, Inc. (ELS). SLX, ELSC and ELS are our wholly-owned subsidiaries. ELS consists of Education Funding Resources, LLC (EFR), Education Funding Resources II, LLC (EFR II) and Education Funding Capital I, LLC (EFC I). (ELS is the sole member of EFR, EFR II and EFC I). Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II, Education Funding Capital Trust III and Education Funding Capital Trust IV, all of which are Delaware statutory trusts and wholly-owned subsidiaries of EFC I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Student Loans—Student loans, consisting of student loans which are 98% guaranteed by the government and alternative supplemental loans (guaranteed by other third parties) are carried at their purchase price (or, in the case of loans we originate, at the amount of the outstanding principal balance), including unamortized premiums and unamortized origination costs. Loan set-up fees and certain direct loan origination costs are deferred. Net deferred loan origination costs related to securitized loans are amortized into interest expense over the estimated life of the student loan using the effective interest method. Net deferred loan origination costs related to loans which have not been securitized are amortized into interest expense over the estimated life of the student loan using the straight-line method. The overall effect of this treatment is an approximation of the effective interest method. The unamortized portion of deferred fees and costs associated with loans that have been repaid or sold are expensed in the income statement in the period of repayment.

Student Loans Held for Resale—The majority of the student loans originated through the traditional school preferred lender-list channel are subsequently sold. Additionally, we have entered an agreement to sell up to $100 million loans over the next three years. We expect that the majority of these loans will be consolidation loans. Loans may be sold after initial or final disbursement. Deferred costs related to the origination of loans sold after initial disbursement are netted against gain on sale when the loans are sold rather than capitalized and amortized as discussed above. Interest on loans sold after final disbursement is earned for the period during which they are held on our balance sheet. Once the loan is sold, the gain on the sale is recorded as discussed in “Gain on Sale of Student Loans” below. Loans held for resale are reflected on our balance sheet at the lower of cost or market.

Student Loan Income and Net Interest Income—We recognize student loan income as earned, net of amortization of premiums. We amortize the premiums and deferred origination fees over the estimated life of the student loan. With the guarantee on the student loans applicable to both principal and interest, we recognize interest on student loans as earned regardless of delinquency status. If a student loan should lose its guaranteed status, interest would be recognized as received. To date, there are no student loans in our portfolio which have lost their guaranteed status. Net interest income is derived largely from our portfolio of student loans on our balance sheet and is the spread between interest earned on student loans and our cost of generating that interest income. These costs include interest expense on our warehouse facilities and permanent financings, amortization of deferred financing costs, fees paid to third-party servicers to service the loans, mark-to-market adjustments related to interest-rate swaps that have not been designated as cash flow hedges, fees paid to the DOE, and amortization of premiums paid to acquire student loans. At September 30, 2004, the majority of our student loans were being serviced by third-party servicers to whom we pay a fee. In July 2004, ELSC began processing and servicing a portion of our new consolidation loan originations. The origination fees ELSC incurs are deferred and amortized over the estimated life of the loan.

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

One of the third-party loan servicers who services a significant portion of our portfolio has received notification from the DOE stating that they have achieved exceptional performer status. As a result, all loans serviced by this servicer are guaranteed for 100% of principal and accrued interest rather than the typical 98%. We have not adjusted our calculation of our loan loss reserve to incorporate this change in guarantee percentage as this status can be removed at any time by the DOE if it determines that the exceptional performer criteria is no longer being met. Additionally, we expect to begin transitioning some of the loans held at this servicer to ELSC. Once these loans are transferred they will be eligible only for the 98% guarantee, therefore we believe it is not appropriate to change our loan loss reserve calculation at this time.

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

Restricted Cash and Investments—We periodically take draws against our warehouse loan facilities to fund student loans and any premiums associated with them. The restricted cash and investments shown on the balance sheet reflects draws taken against the warehouse lines which have not yet been used to fund student loans. These amounts are restricted and may be used only to fund student loans and any premiums associated with them as outlined in the indentures. Additionally, we are required to maintain certain cash levels in our securitizations. Restricted cash and investments shown on the balance sheet also includes these cash balances and are restricted to use as outlined in the indentures. Substantially all these funds are invested in guaranteed investment contracts, which are all triple A rated. At September 30, 2004 there was approximately $17.1 million of restricted cash held in our warehouse lines, and $134.2 million held in our securitizations.

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

Deferred Financing Costs—Direct costs associated with obtaining financing are capitalized and amortized into interest expense over the term of the respective Education Loan Backed Notes or warehouse loan facility. The majority of the costs are related to our Education Loan Backed Notes, and are amortized, using the effective interest method, over the term of the securitization, typically 40 years. The costs related to the warehouse loan facility are amortized, using the straight-line method, over three years. The overall effect of this treatment is an approximation of the effective interest method.

Derivatives and Hedging Activities—SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge under the provisions of SFAS 133, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS 133,” SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” During the fourth quarter of 2002, we entered into an interest rate swap that was not specifically designated as a hedge. As required by SFAS 133, the fair market value of the interest rate swap contract (mark-to-market) was recognized during the period as an additional liability and treated as additional expense/(income) on our income statement. During the second quarter of 2003, we entered into another interest rate swap agreement that was designated as a cash flow hedge. The swap was recorded in the accrued expense and other liability section of our balance sheet. Since the swap qualified as a cash flow hedge, changes in its fair value were recorded in the other comprehensive loss section of the balance sheet rather than as an expense on the income statement. The balance of the other comprehensive loss related to this swap, if any, was reversed and recognized in our income statement at the expiration date. During the fourth quarter of 2003 and during the second quarter of 2004 we entered into additional interest rate swap agreements, both of which were designated as and are effective as hedges. These swaps are also recorded in the accrued expenses and other liabilities section of our balance sheet. As these agreements qualify as hedges and are currently effective as such, changes in the agreements’ fair values (mark-to-market) are recorded in the other comprehensive loss section of the balance sheet rather than as an expense on the income statement. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

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

The following table shows a reconciliation of our basic earnings per share to our diluted earnings per share for the quarter and nine months ended September 30, 2004. It excludes 141,900 and 165,400 shares that were not included in the calculations for the quarter and nine months ended September 30, 2004, respectively, as they would have been antidilutive. (There was no difference between our basic and diluted loss per share in the quarter and nine months ended September 30, 2003.)

	For the three months ended September 30, 2004	Earnings per Share
Net income	$2,391,232

Basic weighted average shares outstanding	16,666,403	$0.14
Dilutive shares	2,061,357

Diluted weighted average shares outstanding	18,727,760	$0.13

	For the nine months ended September 30, 2004	Earnings per Share
Net income	$9,864,780

Basic weighted average shares outstanding	16,389,746	$0.60
Dilutive shares	2,261,292

Diluted weighted average shares outstanding	18,651,038	$0.53

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

Disclosure of pro forma earnings in accordance with SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123”—In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (SFAS 148). SFAS 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. As we continue to account for our incentive-based compensation using the intrinsic value method under APB 25, SFAS 148 does not have an impact on our consolidated financial statements. Had compensation costs for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123 as amended by SFAS 148, our net earnings and earnings per share for the quarter and nine months ended September 30, 2004 and 2003 would have been as follows:

	For the three months ended September 30,
	2004	2003
Net income/(loss), as reported	$2,391,232	$(2,813,913)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(809,570)	(200,174)

Pro forma net income/(loss)	$1,581,662	$(3,014,087)

Income/(loss) per share:
Basic as reported	$0.14	$(0.23)
Basic pro forma	$0.09	$(0.25)
Diluted as reported	$0.13	$(0.23)
Diluted pro forma	$0.08	$(0.25)

	For the nine months ended September 30,
	2004	2003
Net income/(loss), as reported	$9,864,780	$(6,171,831)
Deduct, total stock-based compensation expense determined under fair value based method, net of tax effects	(1,948,368)	(652,077)

Pro forma net income/(loss)	$7,916,412	$(6,823,908)

Income/(loss) per share:
Basic as reported	$0.60	$(0.53)
Basic pro forma	$0.48	$(0.59)
Diluted as reported	$0.53	$(0.53)
Diluted pro forma	$0.42	$(0.59)

New and Proposed Accounting Pronouncements

Proposed FAS, Share-Based Payment-an amendment of FAS 123, “Accounting for Stock-Based Compensation” and FAS 95, “Statement of Cash Flows”

The FASB is currently considering amending SFAS 123, APB Opinion No. 25 and FAS 95, “Statement of Cash Flows.” The proposed standard will require us to record compensation expense, determined under a fair value method, for all share-based compensation plans. If adopted, this proposed standard would have a negative impact on our earnings in future periods as we would be required to record an expense on our income statement for all options granted. The final standard is expected to be released by December 31, 2004, and will be effective for all interim and annual periods beginning after June 15, 2005.

SEC Staff Announcement-“Use of the Residual Method to Value Acquired Assets Other than Goodwill”

The SEC has proposed that companies apply a direct value method rather than the residual value method to value intangible assets acquired in business combinations completed after September 29, 2004. It has further proposed that companies who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using a direct method on all intangible assets that were previously valued using the residual method. This is expected to become effective after the first fiscal year beginning after December 15, 2004. We are currently evaluating and have not yet determined the impact this pronouncement will have on our financial statements.

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

Emerging Issues Task Force (EITF) Issue 04-8-, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”

EITF Issue 04-8 was finalized at the end of September 2004, and provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted EPS. This pronouncement is effective for all periods ending after December 15, 2004. We have determined that EITF 04-8 will not have an impact on our financial statements.

Proposed Amendment to FAS 128-“Earnings per Share”

As part of its short term convergence project, FASB is amending FAS 128 to make it consistent with International Accounting Standard 33, “Earnings per Share” (IAS 33), in order to make earnings per share computations comparable on a global basis. The amendment changes the computation by changing the diluted earnings per share calculation to use the year to date share price rather than the sum of the quarters price when applying the treasury method. The impact this change will have on our financial statements will be dependent on movements in our stock price.

Note 3—Student Loans

We originate student loans on our own behalf and we purchase student loans from originating lenders. Our portfolio consists principally of loans originated under FFELP, a federally sponsored program. We also purchase alternative supplemental education loans. There are three principal categories of FFELP loans: consolidation loans, Stafford loans and PLUS loans. The composition of the student loans held at September 30, 2004 was as follows:

	As of September 30, 2004
	Student Loans (including held for resale)	Student Loans (securitized)	Total
FFELP Loans:
Stafford	$167,080,773	$—	$167,080,773
PLUS	49,837,202	—	49,837,202
Consolidation	270,938,346	3,511,147,008	3,782,085,354

FFELP sub-total	487,856,321	3,511,147,008	3,999,003,329
Alternative supplemental loans	12,710,198	—	12,710,198

Total student loans, gross	500,566,519	3,511,147,008	4,011,713,527
Deferred origination costs, net of amortization	5,839,791	26,213,908	32,053,699
Loan loss reserve	(492,974)	(4,213,376)	(4,706,350)

Total student loans, net	$505,913,336	$3,533,147,540	$4,039,060,876

The composition of the student loans held at December 31, 2003 was as follows:

	As of December 31, 2003
	Student Loans (including held for resale)	Student Loans (securitized)	Total
FFELP Loans:
Stafford	$103,226,517	$—	$103,226,517
PLUS	33,466,328	—	33,466,328
Consolidation	464,963,561	2,732,653,627	3,197,617,188

FFELP sub-total	601,656,406	2,732,653,627	3,334,310,033
Alternative supplemental loans	10,132,888	—	10,132,888

Total student loans, gross	611,789,294	2,732,653,627	3,344,442,921
Deferred origination costs, net of amortization	4,845,119	20,864,638	25,709,757
Loan loss reserve	(630,921)	(3,279,183)	(3,910,104)

Total student loans, net	$616,003,492	$2,750,239,082	$3,366,242,574

The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The Higher Education Act (the Act) expired on September 30, 2004 however all programs under the Act have been temporarily extended to run through September 30, 2005. Reauthorization of the original Act is currently under consideration by the United States Congress. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in student loan yields paid to lenders, increased fees paid by lenders and a decreased level of guarantee.

Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1st of each year depending on when the loan was originated. We earn interest at the greater of the borrower’s rate or a floating rate. If the floating rate exceeds the borrower rate, the DOE makes a payment directly to us based upon the Special Allowance Payment (SAP) formula. SAP is generally paid whenever the average of the applicable floating rate (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) for a calendar quarter, plus a spread of between 1.74 and 3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay. If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, we earn interest at the borrower rate.

We purchase alternative supplemental loans. These loans are made to students whose loan eligibility under the FFELP program does not meet their total borrowing needs. Unlike FFELP loans, alternative supplemental loans are credit-based. Depending on the loan program, the credit requirements may be met by a co-borrower. Interest rates are reset quarterly and may be tied to prime or to commercial paper (CP) rates. Alternative supplemental loans may be guaranteed by a third-party guarantor. At September 30, 2004, all our alternative supplemental loans were 100% guaranteed by third-party guarantors.

Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the SAP formula set by the DOE or the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as floor income. Depending on the type of student loan and when it is originated, the borrower rate is either fixed to term (as is the case of consolidation loans) or is reset to a market rate each July 1st (as is the case for Stafford and PLUS loans). As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, and for those loans where the borrower interest rate is reset annually July 1st, we may earn floor income until the next reset date.

We are required to pay the DOE a one-time 50 basis point origination fee on Stafford, PLUS, and consolidation loans and an annual 105 basis point consolidation loan rebate fee on all consolidation loans originated and held after October 1, 1993. The unamortized portion of the origination fees are included in our balance sheet in student loans, net of loan loss reserve, student loans, net of loan loss reserve (securitized) and student loans held for resale at the lower of cost or market. Also, all loans originated or acquired after October 1, 1993 are subject to risk-sharing on claim payments under which the loan is guaranteed for 98% of the outstanding balance plus accrued interest.

The activity relating to the student loan balances held during the period from December 31, 2003 through September 30, 2004 is as follows:

	Student Loans	Student Loans Securitized	Total
Balance at 12/31/03	$616,003,492	$2,750,239,082	$3,366,242,574
Additions
Originations and purchases	1,184,843,080	—	1,184,843,080
Capitalized interest	916,169	16,402,132	17,318,301
*Additions to capitalized costs	6,768,609	7,194,107	13,962,716
Deductions
Borrower payments	(35,167,192)	(117,178,613)	(152,345,805)
Sales to third parties	(278,945,994)	—	(278,945,994)
Refunds, cancellations and adjustments	(21,490,362)	(81,927,964)	(103,418,326)
*Net reductions/(additions) to loan loss reserve	97,817	(1,088,417)	(990,600)
*Reductions in capitalized costs	(5,773,706)	(1,845,069)	(7,618,775)
Other
Transfer to securitizations	(961,337,952)	961,337,952	—
Other	(625)	14,330	13,705

Balance at 9/30/04	$505,913,336	$3,533,147,540	$4,039,060,876

*	Activity includes transfers between “Student Loans” and “Student Loans Securitized” columns due to securitization completed in May 2004.

Included in the above table is a line labeled “Refunds, cancellations and adjustments.” This line item relates to adjustments and receipts on student loans that are not part of payments directly from borrowers or claim payments from guarantee agencies. The primary components of this line item are cash refunds from schools and lenders related to disbursements on loan originations we have previously made, plus payments related to cancellations of existing loans as consolidation loans are processed on behalf of borrowers. For example, a borrower has an existing consolidation loan and adds another loan to it. The existing loan is included above as a cancellation.

Note 4—Student Loans—Loan Loss Reserve

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in our portfolio of student loans. We evaluate the adequacy of the provision for losses on our guaranteed student loan portfolio separately from our alternative supplemental loan portfolio. For our guaranteed student loan portfolio, we primarily consider trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98% of principal and accrued interest. Loans are placed on non-accrual status and charged off at the point that a loan claim is rejected for payment by guarantors. To date we have not had any claims rejected for payment. Charge-offs reflected in the table below are related to the two percent risk sharing amounts written off for non-collectable loans.

One of the third-party loan servicers who services a significant portion of our portfolio has received notification from the DOE stating that they have achieved exceptional performer status. As a result, all loans serviced by this servicer are guaranteed for 100% of principal and accrued interest rather than the typical 98%. We have not adjusted our calculation of our loan loss reserve to incorporate this change in guarantee percentage as this status can be removed at any time by the DOE if it determines that the exceptional performer criteria is no longer being met. Additionally, we expect to begin transitioning some of the loans held at this servicer to ELSC. Once these loans are transferred they will be eligible only for the 98% guarantee, therefore we believe it is not appropriate to change our loan loss reserve calculation at this time.

At September 30, 2004 all alternative supplemental loans were 100% guaranteed by third-party guarantors.

The following table summarizes changes in the loan loss reserve for the quarter and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$4,483,880	$2,566,097	$3,910,104	$1,592,669
Provision	256,397	681,003	990,600	1,668,187
Charge-offs	(33,927)	(30,257)	(194,354)	(44,013)

Balance at end of period	$4,706,350	$3,216,843	$4,706,350	$3,216,843

The additions to the loan loss reserve are expensed on the income statement during the period incurred. The balance at the end of the period is netted against student loans outstanding and included in “Student Loans, net of loan loss reserve” and “Student Loans, net of loan loss reserve (securitized)” on the balance sheet.

Note 5—Warehouse Loan Facilities and Securitizations

We have three warehouse loan facilities which we use to fund the origination and purchase of student loans. The facilities are for $19 million, $50 million (this facility was established in September 2004) and $750 million (our Conduit Facility). The Conduit Facility was established in the fourth quarter of 2002 for $500 million and was temporarily increased to $750 million on September 1, 2004. As of September 30, 2004, the Conduit Facility had been approved for advances of up to $750 million; however from time to time, as the need has arisen, the Conduit Facility has been approved for advances of up to $1.25 billion. Our Conduit Facility capacity allows us to fund and pool student loans until we aggregate sufficient volume to access the securitization markets for more cost-efficient financing. At September 30, 2004, the balance outstanding on our warehouse loan facilities was approximately $535 million.

This Conduit Facility is governed by an indenture and other program documents which were entered into as of October 18, 2002, with a financial institution. The term of the financing is three years. However, the financing is backed by a 364-day liquidity facility which must be renewed on an annual basis. On October 12, 2004, we renewed our facility through October 10, 2005. Failure to renew the liquidity facility will result in early termination of the financing. The financing is secured by the assets of the indenture which primarily consist of cash, student loans, and their applicable accrued interest. Interest is calculated and paid on a monthly basis. The interest rate is based upon the CP rate (1.65% at September 30, 2004) of the financial institution providing the liquidity facility.

In addition to interest charges, we also pay trustee fees as well as a commitment fee on the unused portion of the facility. The Conduit Facility includes a number of covenants and compliance features that we must meet to continue to make additional draws on the facility as well as to maintain the existing loan balances.

In May of 2004, we completed a $1 billion LIBOR/auction rate student loan securitization. Since the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral, we have accounted for this transaction as a securitized borrowing. As we have not defaulted under the terms of the securitization, we continue to include the assets and debt related to the securitization as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings, respectively, on our balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.04% to 0.19%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than June 15, 2043. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At September 30, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in May, 2004

	As of September 30, 2004		Initial Auction Date	Maturity Date
	Principal Amount	Interest Rate
Series 2004A-1	$157,851,925	1.92%	n/a	12/17/2012
Series 2004A-2	390,000,000	2.04	n/a	12/15/2022
Series 2004A-3	100,000,000	2.07	n/a	12/16/2024
Series 2004A-4	100,000,000	1.70	6/10/2004	6/15/2043
Series 2004A-5	100,000,000	1.82	6/17/2004	6/15/2043
Series 2004A-6	90,000,000	1.90	6/24/2004	6/15/2043
Series 2004B-1	50,000,000	2.05	6/24/2004	6/15/2043

Total	$987,851,925

In October of 2003, we completed a $1 billion LIBOR/auction rate student loan securitization. Since the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral, we have accounted for this transaction as a securitized borrowing. As we have not defaulted under the terms of the securitization, we continue to include the assets and debt related to the securitization as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings, respectively, on our balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.04% to 0.27%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than December 15, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At September 30, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in October, 2003

	As of September 30, 2004		Initial Auction Date	Maturity Date
	Principal Amount	Interest Rate
Series 2003A-1 (October)	$32,395,156	1.92%	n/a	9/15/2008
Series 2003A-2 (October)	118,500,000	1.98	n/a	12/17/2012
Series 2003A-3 (October)	319,000,000	2.15	n/a	3/16/2020
Series 2003A-4 (October)	100,000,000	1.85	12/8/2003	12/15/2032
Series 2003A-5 (October)	83,750,000	1.93	11/24/2003	12/15/2042
Series 2003A-6 (October)	83,750,000	1.70	12/1/2003	12/15/2042
Series 2003A-7 (October)	83,750,000	1.82	12/8/2003	12/15/2042
Series 2003A-8 (October)	83,750,000	1.87	12/15/2003	12/15/2042
Series 2003B-1 (October)	50,000,000	2.00	12/8/2003	12/15/2042

Total	$954,895,156

We also completed a $1 billion, LIBOR/auction rate student loan securitization in April 2003. Since the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral, we have accounted for this transaction as a securitized borrowing. As we have not defaulted under the terms of the securitization, we continue to include the assets and debt related to the securitization as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings, respectively, on our balance sheet. Therefore, the securitization is included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are serviced by third-party servicers. Interest rates for certain notes are tied to three-month LIBOR plus an incremental amount ranging from 0.05% to 0.30%. Other notes bear interest at a rate determined by Dutch Auction. All notes mature no later than March 17, 2042. The notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. At September 30, 2004 the notes’ principal amounts and interest rates were as follows:

$1,000,000,000 Education Loan Backed Notes Issued in April, 2003

	As of September 30, 2004
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2003A-1 (April)	$—	1.93%	n/a	3/15/2007
Series 2003A-2 (April)	143,328,226	1.98	n/a	12/15/2011
Series 2003A-3 (April)	276,000,000	2.18	n/a	12/15/2017
Series 2003A-4 (April)	75,000,000	1.96	5/9/2003	3/15/2032
Series 2003A-5 (April)	75,000,000	1.85	5/23/2003	3/15/2032
Series 2003A-6 (April)	100,000,000	1.90	5/7/2003	3/17/2042
Series 2003A-7 (April)	100,000,000	1.70	5/14/2003	3/17/2042
Series 2003A-8 (April)	100,000,000	1.75	5/21/2003	3/17/2042
Series 2003B-1 (April)	50,000,000	1.90	5/21/2003	3/17/2042

Total	$919,328,226

In May and August of 2002, we completed $525 million and $500 million, respectively, auction rate student loan securitizations. Since the assets are merely a pledge of collateral and the secured party does not have the right to sell or repledge the collateral, we have accounted for these transactions as securitized borrowings. As we have not defaulted under the terms of the securitizations, we continue to include the assets and debt related to the securitizations as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings, respectively, on our balance sheet. Therefore, the securitizations are included as student loans (securitized) and Education Loan Backed Notes related to securitized student loans structured as collateralized borrowings on the balance sheet. The notes were issued pursuant to an indenture of trust and consist of senior (Class A) and subordinate (Class B) notes, the proceeds of which were used to pay down the warehouse loan and pre-fund a portfolio of student loans. The student loans are sub-serviced by a third-party servicer. If certain parity percentages are not met, the notes are subject to mandatory redemption. As long as the parity percentage is less than 100.5%, the notes are subject to mandatory redemption, in whole or in part, on any interest payment date with monies on deposit in the principal fund. Additionally, the notes are subject to optional redemption by us on any regularly scheduled interest payment date. The notes bear interest at a rate determined by a Dutch Auction and mature no later than June 1, 2042. At September 30, 2004, the notes’ principal amounts and interest rates were as follows:

$525,000,000 Auction Rate Education Loan Backed Notes Issued in May, 2002

	As of September 30, 2004
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-1	$56,000,000	1.92%	2/11/2003	6/1/2042
Series 2002A-2	50,650,000	1.95	5/13/2003	6/1/2042
Series 2002A-3	75,000,000	1.78	5/20/2003	6/1/2042
Series 2002A-4	67,800,000	1.85	8/19/2003	6/1/2042
Series 2002A-5	61,500,000	1.77	6/13/2002	6/1/2042
Series 2002A-6	66,000,000	1.87	6/20/2002	6/1/2042
Series 2002A-7	66,000,000	1.85	6/27/2002	6/1/2042
Series 2002B-1	33,700,000	1.95	6/20/2002	6/1/2042

Total	$476,650,000

$500,000,000 Auction Rate Education Loan Backed Notes Issued in August, 2002

	As of September 30, 2004
	Principal Amount	Interest Rate	Initial Auction Date	Maturity Date
Series 2002A-8	$50,000,000	1.89%	9/23/2002	6/1/2042
Series 2002A-9	55,000,000	1.95	10/24/2002	6/1/2042
Series 2002A-10	49,850,000	1.98	9/3/2002	6/1/2042
Series 2002A-11	52,000,000	1.75	9/9/2002	6/1/2042
Series 2002A-12	62,000,000	1.78	9/12/2002	6/1/2042
Series 2002A-13	64,000,000	1.80	9/16/2002	6/1/2042
Series 2002B-2	32,000,000	1.99	9/18/2002	6/1/2042

Total	$364,850,000

Following is a summary of note balances by securitization, as of September 30, 2004:

Series 2004 A-1 to A-6 and B-1	$987,851,925
Series 2003 A-1 (October) A-1 to A-8 and B-1	954,895,156
Series 2003 (April) A-1 to A-8 and B-1	919,328,226
Series 2002 A-1 to A-7 and B-1	476,650,000
Series 2002 A-8 to A-13 and B-2	364,850,000

Total Education Backed Notes related to securitized student loans structured as collateralized borrowings	$3,703,575,307

On January 16, 2004 we filed a shelf registration statement with the SEC. Our May 2004 securitization was issued under this registration statement. This registration statement will allow us to issue additional Education Loan Backed Notes in the amount of $1 billion over the next 18 months.

As of September 30, 2004, we are in compliance with the debt covenants on both the warehouse loan facilities and the securitizations.

Note 6—Interest-Rate Swaps

To lock in portions of floor income associated with some of our loan assets or to minimize the basis risk associated with having our debt costs track off one index (i.e. LIBOR) and our student loan income track off another index (i.e. CP), from time to time we enter into interest-rate swap agreements on portions of our portfolio. These swaps were completed as requirements of the corresponding securitizations which are discussed in Note 5.

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

In May of 2004 we entered into an interest-rate swap related to $950 million of our Education Loan Backed Notes (the notional amount). The notional amount of the swap will decline over the life of the swap to a minimum amount of $755 million in March 2007. Under the terms of the agreement, on each quarterly distribution date, commencing September 15, 2004 through the termination date of the agreement, the counterparty must pay us an amount equal to the product of:

•	three-month LIBOR for the relevant period

•	the notional amount of the swap for the relevant period and

•	the quotient of the actual number of days in that period divided by 360

In exchange for the above payments, on each quarterly distribution date, we must pay the counterparty an amount equal to the product of:

•	the one month US dollar CP rate plus 13.04 basis points (computed on the basis of a 360-day year consisting of twelve 30 day months) and

•	the notional amount of the swap for the relevant period

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

This swap is a basis swap under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. During the quarter and nine months ended September 30, 2004 we recorded a credit of $23,000 and a charge of $1.4 million, respectively, to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. There is no net tax impact related to this charge, as we have established a valuation allowance that fully offsets any deferred tax assets we have recorded. The fair market value of the interest-rate swap at September 30, 2004 was a liability of $1.4 million. Further, during the quarter and nine months ended September 30, 2004, we recorded additional interest expense of $0.3 million and $0.2 million, respectively, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

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

This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. During the quarter and nine months ended September 30, 2004 we recorded a charge of $0.1 million and a credit of $0.9 million, respectively, to accumulated other comprehensive loss on the balance sheet, representing the effective portion of the hedge. There is no net tax impact related to this charge, as we have established a valuation allowance that fully offsets any deferred tax assets we have recorded. The hedge will expire in November 2004. Correspondingly, this amount will reverse out of other comprehensive loss and flow through the interest expense section of the income statement during the year. The fair market value of the interest-rate swap at September 30, 2004 was an asset of $0.2 million. Further, during the quarter and nine months ended September 30, 2004, we recorded a reduction in interest expense of $0.1 million and an additional interest expense of $0.8 million, respectively, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

In April of 2003 we entered into an interest-rate swap related to $350 million of our Education Loan Backed Notes (the notional amount). This swap was designated as a cash flow hedge under SFAS 133 and as such under the requirements outlined in SFAS 133, we were required to mark-to-market the value of the swap at the end of the period. This swap expired on September 15, 2004; therefore, the fair market value of this interest-rate swap was zero at September 30, 2004. During the quarter and nine months ended September 30, 2004, we recorded zero, and a credit of $0.7 million, respectively, to accumulated other comprehensive loss on the balance sheet related to this swap. At September 30, 2004, the balance of accumulated other comprehensive loss related to this swap was zero. During the quarter and nine months ended September 30, 2003, we recorded a credit of $0.3 million and a charge of $1.2 million, respectively, to accumulated other comprehensive loss on the balance sheet related to this swap. Further, during the quarter and nine months ended September 30, 2004, we recorded zero and $0.6 million interest expense, respectively, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement. For the quarter and nine months ended

September 30, 2003, we recorded additional interest expense of $0.4 million and $0.6 million, respectively, related to the interest-rate swap, but not related to the mark-to-market adjustment, on our income statement.

In December of 2002 we entered into an interest-rate swap related to $700 million of our Education Loan Backed Notes. This swap was not designated as a hedge under SFAS 133. Under the requirements outlined in SFAS 133, we are required to mark-to-market the value of the swap at the end of the quarter. However, since this swap was not designated as a cash flow hedge, the mark-to-market adjustments were recorded to expense/(income) on the income statement. This swap expired December 31, 2003. Correspondingly, the fair market value of this interest-rate swap at December 31, 2003 was zero. We recorded credits of $0.9 million and $0.3 million, respectively, during the quarter and nine months ended September 30, 2003 (the difference between the fair market value of the swap at June 30, 2003 and September 30, 2003 and at December 31, 2002 compared to September 30, 2003) as mark-to-market adjustments. As the hedge expired in 2003, there was no corresponding charge during the quarter and nine months ended September 30, 2004. We recorded additional interest expense related to this interest-rate swap (but not related to the mark-to-market adjustment) of $0.8 million and $1.6 million during the quarter and nine months ended September 30, 2003, respectively.

Note 7—Sale of Common Stock and Issuance of Options and Restricted Stock

During the three and nine months ended September 30, 2004 we received proceeds of $0.2 million and $1.7 million, for the issuance of 46,600 and 748,524, respectively, shares of common stock from the exercise of warrants and employee stock options.

During the quarter and nine months ended September 30, 2004 we granted additional stock options under our Long Term Incentive Plan (LTIP). We granted incentive stock options (net of cancellations) during the quarter and nine months ended September 30, 2004 for the purchase of 78,850 shares and 260,267 shares, respectively, with an exercise price equal to the fair market value at date of grant. All employee stock options granted vest over three years and expire at the end of ten years. The exercise price was determined by the Compensation Committee of the Board of Directors pursuant to the provisions of the LTIP.

Additionally, during the quarter we granted 35,000 shares of restricted stock to certain officers under our LTIP. The stock’s fair market value on grant date was $16.74 per share. Accordingly, we will record compensation expense of $0.6 million on a pro rata basis over the stock’s three year vesting period.

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

In accordance with SFAS 13, “Accounting for Leases,” we will record rent expense related to this lease on a straight-line basis over the life of the lease. Differences between rent expense and cash paid for rent will be recorded as deferred rent on the balance sheet.

During the second quarter of 2004, we also entered into an agreement to sell up to $100 million of loans over the next three years, based on pre-determined pricing related to the characteristics of the loans to be sold. We expect that most of these loans will be consolidation loans. In addition, we have entered into another agreement to sell other various loans throughout the coming years.

We also have a $3 million line of credit available for working capital needs. No draws have been made on this line to date. This line of credit expires in June 2005.

The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The Higher Education Act (the Act) expired on September 30, 2004, however all programs under the Act have been temporarily extended to run through September 30, 2005. Reauthorization of the original Act is currently under consideration by the United States Congress. Should Congress fail to reauthorize the Act, our business would be significantly adversely impacted. Our business could also be significantly adversely impacted by a range of other changes in the Act, or by other legislation that might be enacted.

Note 9—Fair Value of Financial Instruments

The following table summarizes the fair value of our financial assets and liabilities, including our derivative instruments, as of September 30, 2004 and December 31, 2003.

	As of September 30, 2004			As of December 31, 2003
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$4,194,682,651	$4,039,060,876	$155,621,775	$3,496,860,718	$3,366,242,574	$130,618,144
Cash and investments	16,685,603	16,685,603	—	33,557,879	33,557,879	—

Total earning assets	$4,211,368,254	$4,055,746,479	$155,621,775	$3,530,418,597	$3,399,800,453	$130,618,144

Interest-bearing liabilities
Accounts payable	$2,908,635	$2,908,635	$—	$4,470,680	$4,470,680	$—
Government payable	11,867,603	11,867,603	—	7,917,689	7,917,689	—
Short-term borrowings	534,779,349	534,779,349	—	660,353,242	660,353,242	—
Long-term notes	3,703,575,307	3,703,575,307	—	2,905,121,845	2,905,121,845	—

Total interest-bearing liabilities	$4,253,130,894	$4,253,130,894	$—	$3,577,863,456	$3,577,863,456	$—

Derivative financial instruments
Interest-rate swaps	$(1,254,608)	$(1,254,608)	$—	$(1,381,057)	$(1,381,057)	$—
Excess of fair value over carrying value			$155,621,775			$130,618,144

Note 10—Provision for Income Taxes

Our effective income tax rate was a benefit of 2.7% and expense of 1.7% in the three and nine months ended September 30, 2004, respectively. In prior years, we had net operating losses for which we recorded no financial statement benefit when incurred due to the creation of a full valuation allowance. Utilization of net operating loss carryovers for the period ended September 30, 2004 has resulted in a reduction of the valuation allowance and a corresponding reduction in the provisional tax rate below the statutory rate. Our computed 2004 income tax liability is based on the alternative minimum tax computation and state franchise taxes.

The decrease in the estimated tax rate for 2004 is the result of changes in our projected net income and deferred loan origination costs for the year. At September 30, 2004, we have net deferred tax assets of approximately $14.9 million. There is a full valuation allowance against this asset.

Note 11—Subsequent Events

On October 12, 2004, we renewed both of our Conduit Facilities. The Facilities will expire on October 10, 2005.

Effective October 16, 2004, we acquired all of the limited liability company membership interests of Financialaid.com LLC (Financialaid.com). In consideration of the assets acquired, we paid cash of $7.25 million and we issued 1,089,810 shares of our common stock and 200,000 options to acquire additional shares, as discussed more fully below. Based on a formula we agreed upon with the sellers, the shares issued in the transaction were deemed to have an aggregate market value of approximately $15.2 million. On October 16, 2004, in connection with this transaction, we granted 159,602 incentive stock options under our LTIP and 40,398 non-qualified stock options outside the LTIP to certain employees of Financialaid.com who will become our employees.

In addition, in connection with the above transaction, on October 16, 2004, we invested $1.0 million, pro-rata, in the following affiliates of Financialaid.com: Financialaid Mortgage Services Inc., Financialaid Insurance Services Inc., and Financialaid Realty Services, Inc.

        On October 28, 2004, we signed an agreement to lease additional space in the same building as our current facility in Cincinnati, Ohio. Under the terms of this agreement, we will lease an additional 4,728 square feet of space, resulting in additional monthly rent expense of approximately $4,800. This lease expires March 31, 2007.

On November 2, 2004 we executed an amendment to our lease agreement related to our office space in Cleveland, Ohio. Under the terms of the amendment, we will lease additional space of approximately 1,297 rentable square feet, resulting in approximately $1,700 additional monthly rent expense. This lease will be subject to the same terms and conditions as the lease agreement dated March 16, 2004, related to our existing space.

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

BUSINESS OVERVIEW

We are a specialty finance company principally engaged in providing student loan products, services and solutions to students, parents, schools and alumni associations. Our business is focused on originating and purchasing guaranteed student loans made under the Federal Family Education Loan Program, known as FFELP, which includes consolidation loans, Stafford loans and Parent Loans for Undergraduate Students (PLUS). We also offer and purchase alternative supplemental loans that may be guaranteed by a third-party guarantor. As of September 30, 2004, all of our alternative supplemental loans were guaranteed by a third-party guarantor. Currently, the majority of Stafford and PLUS loans we originate, we sell in the secondary market. As of September 30, 2004 the majority of our student loans were serviced by third-party servicers. During the third quarter of 2004 we began servicing a portion of our loan portfolio through Education Loan Servicing Corporation, which is one of our wholly-owned subsidiaries.

We generate revenue primarily by earning interest income on our student loan portfolio. This financial model allows us to benefit from the predictable revenue stream of our portfolio, unlike specialty finance companies whose revenues are primarily derived from one-time gains upon the sale of their assets. When we do sell loans, we record a gain on the sale of the loans on our income statement. We have agreements with a number of third-party marketing partners who we engage to provide us with completed loan applications. In accordance with GAAP, we expense these marketing partner fees as they are incurred. These fees have historically represented a significant percentage of our operating expenses. Accordingly, as a make-and-hold lender, we have historically recorded net losses. During the first quarter of 2004, our portfolio attained scale to generate net interest income sufficient to absorb our expenses, including these marketing partner fees, resulting in net income for the quarter, continuing in to the second and third quarters. This was partially due to marketing partner fees for the 2004 quarters being lower than those in previous quarters, reflecting a slowing in the generation of consolidation loans. Should the volume of loans generated by (and corresponding fees paid to) our marketing partners increase dramatically in a future period, we may record additional operating losses.

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

The quarter ended September 30, 2004 marks our third consecutive quarter of profitability. We recorded net income of $2.4 million, or $0.13 per share, diluted, for the quarter. For the nine months ended September 30, 2004, we have recorded net income of $9.9 million, or $0.53 per share, diluted. As we expected, during the third quarter we continued to see decreased originations in consolidation loans, while our Stafford and PLUS business continued to experience aggressive growth, with Stafford and PLUS originations 97% higher in the third quarter of 2004 than in the comparable period of the prior year. During the quarter ended September 30, 2004, we originated approximately $408 million in loans, of which $170.5 million, or 42%, were Stafford and PLUS loans.

As illustrated below, from the quarter ended September 30, 2003 to the quarter ended September 30, 2004, Stafford and PLUS loans have increased significantly in terms of dollars and as a percentage of total originations for our portfolio, partially offsetting the decline in overall volume of consolidation loans generated during those same periods. We had anticipated this decline in consolidation loan volume. Over the past two years we have benefited from our ability to meet what we believe was a pent-up demand for consolidation loans. We believe that this demand has largely been met and that the number of loans eligible for consolidation has significantly diminished. We expect to see consolidation loan volumes stabilize at the current levels, with the total annual market for such loans ranging between $20-$25 billion. The following table presents loan originations by type for the quarter and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30,		Change ($)	Change (%)
Loan Type	2004	2003
Consolidation	$237,466,994	$581,240,067	$(343,773,073)	(59)%
Stafford	121,831,795	64,054,965	57,776,830	90
PLUS	48,660,852	22,514,738	26,146,114	116
Alternative Supplemental	374,584	—	374,584	n/a

Total	$408,334,225	$667,809,770	$(259,475,545)	(39)%

	For the nine months ended September 30,		Change ($)	Change (%)
Loan Type	2004	2003
Consolidation	$823,134,044	$1,689,904,361	$(866,770,317)	(51)%
Stafford	260,769,325	143,862,645	116,906,680	81
PLUS	98,324,300	35,670,418	62,653,882	176
Alternative Supplemental	2,615,411	5,438,449	(2,823,038)	(52)

Total	$1,184,843,080	$1,874,875,873	$(690,032,793)	(37)%

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

We have incorporated Education Lending Services, Inc. (ELS) and Student Loan Xpress, Inc. (SLX) as wholly-owned subsidiaries. In addition, our special purpose bankruptcy remote entities, Education Funding Resources, LLC (EFR) and Education Funding Resources II, LLC (EFR II) were formed by ELS, with ELS as their sole member, in order to facilitate the loan origination and funding process and secondary market acquisitions. We have also formed Education Funding Capital I, LLC (EFC I) to participate in the permanent financing securitization of our student loans assets. ELS is the sole member of EFC I. Additionally, we have formed Education Funding Capital Trust I, Education Funding Capital Trust II, Education Funding Capital Trust III and Education Funding Capital Trust IV, all of which are Delaware statutory trusts and wholly-owned subsidiaries of EFC I. Education Loan Servicing Corporation (ELSC) was incorporated in Delaware on October 15, 2003 and began processing and servicing a portion of our loan portfolio in the third quarter of 2004. ELSC is a wholly-owned subsidiary of our Company.

RESULTS OF OPERATIONS

Earnings Summary.

	For the three months ended September 30,
	2004	2003
Student loan income	$35,932,679	$23,193,398
Gain on sale of loans	2,314,662	587,410
Marketing partner fees and expenses	3,004,867	8,647,338
Employee compensation and benefits	3,944,093	2,852,760
Net income/(loss)	2,391,232	(2,813,913)
Income/(loss) per share, diluted	0.13	(0.23)

	For the nine months ended September 30,
	2004	2003
Student loan income	$98,214,858	$57,422,202
Gain on sale of loans	6,423,503	10,689,302
Marketing partner fees and expenses	12,642,954	23,542,652
Employee compensation and benefits	10,056,074	8,482,938
Net income/(loss)	9,864,780	(6,171,831)
Income/(loss) per share, diluted	0.53	(0.53)

	As of September 30,
	2004	2003
Net student loans outstanding	$4,039,060,876	$2,741,484,407

For the quarter ended September 30, 2004, our net income was $2.4 million, or $0.14 per share (basic) and $0.13 per share (diluted), compared to a loss of $2.8 million, or $0.23 per share (basic and diluted) in the quarter ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $9.9 million or $0.60 per share (basic) and $0.53 per share (diluted), compared to a loss of $6.2 million, or $0.53 per share (basic and diluted) in the nine months ended September 30, 2003.

Our net earnings are driven by several key components, the most significant of which is loan volume. As our loan volume increases (measured by the amount of loans held on our balance sheet), our student loan income and corresponding cost of student loan income increase accordingly. We have several marketing partners who advertise, identify and attract potential borrowers. We pay these marketing partners for each completed student loan application they provide to us. These fees are expensed during the period incurred. Therefore, as our loan origination volume increases, marketing partner fees increase. Since the interest we earn on the loan is spread over the loan’s life, the recording of the expense of the marketing partner fees at the loan’s inception caused operating losses until our balance sheet reached sufficient scale for the interest income related to existing loans to offset the marketing partner fees related to new loans. During the first quarter of 2004, the loans held on our balance sheet had attained a scale sufficient to generate income in excess of all our expenses, including our marketing partner fees, resulting in net income for that period, and for the second and third quarters. This was partially due to marketing partner fees for each quarter in 2004 being lower than those in previous quarters, reflecting a slowing in the generation of consolidation loans. Should the volume of loans generated by (and corresponding fees paid to) our marketing partners increase dramatically in a future period, we may record additional operating losses.

Although we are primarily a make-and-hold lender, under certain circumstances, discussed more fully below, we sell some of our loans to third parties. When we sell loans, we record a gain on the sale of student loans on our income statement. Gains on sales of loans were $2.3 million in the quarter ended September 30, 2004, compared to $0.6 million in the quarter ended September 30, 2003, and were $6.4 million and $10.7 million in the nine months ended September 30, 2004 and 2003, respectively.

Employee compensation is another significant component of our net earnings. Employee compensation increased from $2.9 million to $3.9 million from the quarter ended September 30, 2003 to the quarter ended September 30, 2004, and from $8.5 million to $10.1 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004, reflecting increased headcount between the periods. Our headcount increased from 103 at September 30, 2003 to 191 at September 30, 2004. The increase in expense related to the higher headcount at September 30, 2004 than at September 30, 2003 was partially offset by lower bonus accruals in the quarter and nine months ended September 30, 2004 than in the quarter and nine months ended September 30, 2003.

Net Interest Income and Income after Provision for Loan Losses. Net interest income is derived largely from our portfolio of student loans on our balance sheet. It represents the spread between interest earned on student loans and our cost of generating that interest income. The cost of interest income is composed of interest expense on the warehouse facility and the permanent financings we use to fund our loan portfolio, income or expense related to mark-to-market adjustments for interest-rate swaps that are not designated as cash flow hedges as well as interest expense related to all our interest-rate swaps, costs paid to third-party servicers to service our loans, amortization of DOE fees and deferred financing costs, the provision for loan losses, and amortization of premiums paid to acquire loans.

Following is a comparison of the components of net interest income for the quarter and nine months ended September 30, 2004 as compared to the quarter and nine months ended September 30, 2003.

	Three months ended September 30,		Increase (decrease)
	2004	2003	2004 vs. 2003
Interest income
Student loans, net	$35,932,679	$23,193,398	$12,739,281	55%
Investments	569,090	218,596	350,494	160

Total interest income	36,501,769	23,411,994	13,089,775	56
Cost of interest income
Interest related expenses	20,418,208	11,172,198	9,246,010	83
Valuation of interest-rate swap	—	(869,559)	869,559	100
Loan servicing and other fees	2,213,657	1,145,423	1,068,234	93

Total cost of interest income	22,631,865	11,448,062	11,183,803	98
Net interest income	13,869,904	11,963,932	1,905,972	16
Less: provision for losses	256,397	681,003	(424,606)	(62)

Net interest income after provision for losses	$13,613,507	$11,282,929	$2,330,578	21%

	Nine months ended September 30,		Increase (decrease)
	2004	2003	2004 vs. 2003
Interest income
Student loans, net	$98,214,858	$57,422,202	$40,792,656	71%
Investments	1,312,142	795,551	516,591	65

Total interest income	99,527,000	58,217,753	41,309,247	71
Cost of interest income
Interest related expenses	50,964,541	30,275,777	20,688,764	68
Valuation of interest-rate swap	—	(265,017)	265,017	100
Loan servicing and other fees	6,052,119	2,908,411	3,143,708	108

Total cost of interest income	57,016,660	32,919,171	24,097,489	73
Net interest income	42,510,340	25,298,582	17,211,758	68
Less: provision for losses	990,600	1,668,187	(677,587)	(41)

Net interest income after provision for losses	$41,519,740	$23,630,395	$17,889,345	76%

Our interest income and cost of interest income were higher in the quarter and nine months ended September 30, 2004 as compared to the quarter and nine months ending September 30, 2003, primarily due to the increased volume of loans our student loan portfolio. In the nine months ended September 30, 2004, the increases in interest income and the cost of interest income due to increased loan volume from the 2003 nine-month period to the 2004 nine-month period were partially offset by lower interest rates related to both our earning assets and our borrowings. However, in the quarter ended September 30, 2004 increasing borrowing costs along with the higher balances of our student loan portfolio contributed to the overall increases in the cost of interest income from that in the comparable quarter of the prior year. Additionally, increases in borrowing rates have resulted in diminishing amounts of floor income, which has historically been a significant component of our interest income. The impact of floor income is discussed in more detail below in the “floor income” section of Alternative Performance Measurements. The effects of changes in interest rates and loan volumes are detailed in the following rate/volume analysis which shows the relative contribution of changes in interest rates and asset volumes.

Analysis of change in net interest income for three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003	Interest increase (decrease)	Increase (decrease) attributable to change in
		Rate	Volume
Interest income	$13,089,775	$(333,698)	$13,423,473
Cost of interest income	11,183,803	3,269,154	7,914,649

Net interest income before provision for losses	$1,905,972	$(3,602,852)	$5,508,824

Analysis of change in net interest income for nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003	Interest increase (decrease)	Increase (decrease) attributable to change in
		Rate	Volume
Interest income	$41,309,247	$(7,003,460)	$48,312,707
Cost of interest income	24,097,489	(3,416,496)	27,513,985

Net interest income before provision for losses	$17,211,758	$(3,586,964)	$20,798,722

Our borrowings are generally variable rate and are indexed primarily to commercial paper, LIBOR and our auction rate securities. The following table summarizes the average balance of our debt by index and the corresponding average interest rate paid on the debt related to each index, respectively, for the quarter and nine-month periods ended September 30, 2004 and 2003. The table does not give effect to the impact of interest-rate swaps. We have no off-balance sheet debt or financing.

	Three months ended September 30,
	2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate
Commercial paper	$425,836,957	1.92%	$691,847,826	1.53%
LIBOR	1,574,668,944	1.72	491,990,542	1.31
Auction rate securities	2,183,152,174	1.93	1,477,065,218	1.47

Total	$4,183,658,075	1.85%	$2,660,903,586	1.45%

	Nine-months ended September 30,
	2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate
Commercial paper	$647,744,526	1.59%	$580,329,670	1.67%
LIBOR	1,291,483,537	1.54	304,639,757	1.38
Auction rate securities	2,050,879,562	1.63	1,306,093,643	1.73

Total	$3,990,107,625	1.59%	$2,191,063,070	1.67%

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

One of the third-party loan servicers who services a significant portion of our portfolio has received notification from the DOE stating that they have achieved exceptional performer status. As a result, all loans serviced by this servicer are guaranteed for 100% of principal and accrued interest rather than the typical 98%. We have not adjusted our calculation of our loan loss reserve to incorporate this change in guarantee percentage as this status can be removed at any time by the DOE if it determines that the exceptional performer criteria is no longer being met. Additionally, we expect to begin transitioning some of the loans held at this servicer to ELSC. Once these loans are transferred they will be eligible only for the 98% guarantee, therefore we believe it is not appropriate to change our loan loss reserve calculation at this time.

Although our FFELP loans are currently 98% or 100% guaranteed, we track delinquency trends related to these loans for informational purposes and as historical data should future loans not be guaranteed at this level and therefore require an additional loss reserve. The following table shows delinquency trends related to FFELP loans as of September 30, 2004 and December 31, 2003.

	As of September 30, 2004		As of December 31, 2003
	Balance	%	Balance	%
FFELP Loans (Gross)
Loans in school/grace/deferment	$797,459,055		$543,959,548
Loans in forbearance	247,391,847		196,248,290
Loans in repayment and percentage of each status:
Loans current	2,773,322,651	94%	2,427,262,085	94%
Loans delinquent 30-59 days	85,465,590	3	76,823,113	3
Loans delinquent 60-89 days	32,356,825	1	37,586,386	1
Loans delinquent 90 days or greater	63,007,361	2	52,430,611	2

Total loans in repayment	2,954,152,427	100%	2,594,102,195	100%

Total FFELP student loans	$3,999,003,329		$3,334,310,033
FFELP student loan reserves	(4,706,350)		(3,910,104)

FFELP student loans, net	$3,994,296,979		$3,330,399,929

Percentage of FFELP student loans in repayment		74%		78%

        Gain on Sale of Student Loans. As market conditions have dictated, we currently sell the majority of loans we originate in the preferred lender-list marketing channel while retaining loans originated in the consolidation marketing channel. The preferred lender-list business is rather seasonal as the majority of the loans are originated in the August/September/October and January/February/March time frame which corresponds to the college disbursement calendar. From time to time, we may also elect to sell some portion of our consolidation loans to take advantage of a specific business opportunity or if required to generate cash for operations. Additionally, under the terms of an agreement we have entered, we are obligated to sell certain loans, many of which we expect to be consolidation loans.

In addition to the sale of loans generated in the school preferred lender-list channel, during both the quarter and nine months ended September 30, 2004 in accordance with the agreement mentioned above, we sold approximately $26.9 million of consolidation loans, compared to no loans and $247.0 million, respectively, of consolidation loans sold in the quarter and nine months ended September 30, 2003. This resulted in gain on sale of approximately $0.9 million for the quarter and nine months ended September 30, 2004, compared to zero and $8.5 million for the September 30, 2003 quarter and nine months, respectively.

Total gain on sale (including both preferred lender-list loans and consolidation loans) during the quarter ended September 30, 2004 was approximately $2.3 million compared to $0.6 million during the quarter ended September 30, 2003. It was $6.4 million for the nine months ended September 30, 2004, compared to $10.7 million for the nine months ended September 30, 2003.

The following tables show total loans sold, by type for the three and nine-month periods ended September 30, 2004 and 2003, along with the gains on those sales and the corresponding premiums earned.

	For the three months ended September 30,
	2004	2003
Loans Sold
Consolidated	$26,889,654	$—
Non-consolidated	78,245,492	35,608,210

Total	$105,135,146	$35,608,210

Gain on Sale
Consolidated	$859,526	$—
Non-consolidated	1,455,136	587,410

Total	$2,314,662	$587,410

Net Premium
Consolidated	3.20%	—%
Non-consolidated	1.86	1.65

Total	2.20%	1.65%

	For the nine months ended September 30,
	2004	2003
Loans Sold
Consolidated	$26,889,654	$247,010,949
Non-consolidated	252,056,340	103,813,211

Total	$278,945,994	$350,824,160

Gain on Sale
Consolidated	$859,526	$8,532,268
Non-consolidated	5,563,977	2,157,034

Total	$6,423,503	$10,689,302

Net Premium
Consolidated	3.20%	3.45%
Non-consolidated	2.21	2.08

Total	2.30%	3.05%

At September 30, 2004, total student loans on our balance sheet included approximately $92.9 million of loans held for sale.

Other income, net. Other income, net consists primarily of late fees and was approximately $54,000 and $34,000 for the quarters ended September 30, 2004 and 2003, respectively. It was approximately $169,000 and $51,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in other income is due primarily to increased late fees received, which is directly related to the greater number of student loans held on the balance sheet at September 30, 2004 as compared to loans held at September 30, 2003.

General and Administrative Expenses.

	For the three months ended September 30,		Change ($)	Change (%)
	2004	2003
Total	$3,318,963	$2,534,723	$784,240	31%

Significant components:
Employee compensation and benefits	1,447,845	1,509,055	(61,210)	(4)
Travel	138,189	61,633	76,556	124
Accounting and auditing	422,350	76,270	346,080	454
Trustee fees	185,856	119,762	66,094	55
Corporate insurance	204,451	79,392	125,059	158

	For the nine months ended September 30,		Change ($)	Change (%)
	2004	2003
Total	$8,433,522	$6,550,919	$1,882,603	29%

Significant components:
Employee compensation and benefits	3,863,990	4,413,989	(549,999)	(12)
Consulting	592,135	268,449	323,686	121
Travel	354,707	136,484	218,223	160
Accounting and auditing	650,520	180,883	469,637	260
Trustee fees	512,662	290,606	222,056	76
Corporate insurance	589,644	250,322	339,322	136
Legal	392,265	272,443	119,822	44

General and administrative expenses are those expenses associated with the infrastructure that supports our student loan operations, including but not limited to, salaries and benefits for our administrative and research and development employees, consulting, premiums paid for corporate insurance policies, rents, utilities, legal expenses and fees paid to our independent auditors.

General and administrative expenses increased from $2.5 million in the quarter ended September 30, 2003 to $3.3 million in the quarter ended September 30, 2004, and from $6.6 million in the nine months ended September 30, 2003 to $8.4 million in the nine months ended September 30, 2004. This increase was related to a number of factors, primarily a function of our growth. Components of the increase in general and administrative spending include travel expenses which increased primarily related to our efforts to launch our new servicing entity, as employees from our existing offices traveled to our new facility to assist in the design and implementation of new business systems and processes. Accounting expenses were higher than in the comparable periods of the previous year partially due to accounting services related to consents required for various public filings, and increased costs for audit and review work of a more complex organization, including the additional costs associated with implementation of the Sarbanes-Oxley Act of 2002. Trustee fees (fees paid to the entities serving as trustees for our permanent financings) increased as we added two indentures to our debt structure since the September 2003 quarter. Premiums paid for our corporate insurance policies, including our corporate umbrella policy and director and officer liability policies, also increased from the September 2003 quarter and nine months to the September 2004 quarter and nine months, as did our fees paid to outside legal counsel.

Additionally, in the nine months ended September 30, 2004, consulting expenses were higher than those in the nine months ended September 30, 2003 primarily due to payments to consultants retained to assist us in our efforts to move towards compliance with the Sarbanes-Oxley Act of 2002.

The increases described above were partially offset by lower employee compensation and benefit expense. Increased costs related to headcount additions (there were 51 administrative employees at September 30, 2003, as compared to 89 at September 30, 2004) were more than offset by lower bonus accruals in the quarter and nine months ended September 30, 2004 than in the quarter and nine months ended September 30, 2003. Included in compensation and benefit expense is a non-cash charge related to performance-based options that were granted in 2003 and are being expensed over their vesting period (2003-2005), as discussed in Note 2 of the Notes to the consolidated financial statements. This charge was $41,000 and $5,000 for the quarters ended September 30, 2004 and 2003, respectively, and $123,000 and $162,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. Additionally, compensation and benefit expense includes $33,000 of non-cash charges that are related to the issuance of restricted stock to certain officers during August 2004, as discussed in Note 7 of the Notes to the consolidated financial statements. These shares vest over three years. We will record the associated expense pro rata over this period.

Servicing Expenses. We have established an organization to service our loan portfolio. This organization began servicing loans during the quarter ended September 30, 2004. During the quarter and nine months ended September 30, 2004, we incurred approximately $1.0 million and $1.7 million of costs, respectively, primarily related to employee compensation and benefits, depreciation expense and other costs associated with establishing the facility and commencing operations. There were no costs related to the servicing organization during the quarter or nine months ended September 30, 2003.

Sales and Marketing Expenses.

	For the three months ended September 30,		Change ($)	Change (%)
	2004	2003
Total	$9,302,242	$12,180,001	$(2,877,759)	(24)%

Significant components:
Marketing partner fees	3,004,867	8,647,338	(5,642,471)	(65)
Direct marketing	2,671,988	1,096,418	1,575,570	144
Employee compensation and benefits	2,006,510	1,343,705	662,805	49

	For the nine months ended September 30,		Change ($)	Change (%)
	2004	2003
Total	$27,982,690	$33,951,195	$(5,968,505)	(18)%

Significant components:
Marketing partner fees	12,642,954	23,542,652	(10,899,698)	(46)
Direct marketing	6,132,698	3,783,294	2,349,404	62
Employee compensation and benefits	5,327,172	4,068,950	1,258,222	31

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

Total sales and marketing expenses decreased from $12.2 million in the quarter ended September 30, 2003 to $9.3 million in the quarter ended September 30, 2004, and from $34.0 million in the nine months ended September 30, 2003 to $28.0 million in the nine months ended September 30, 2004, primarily due to a reduction in fees paid to our marketing partners. During the quarter and nine months ended September 30, 2004 we incurred $3.0 million and $12.6 million, respectively, in fees paid to marketing partners who market consolidation loans on our behalf, then provide us with completed applications, compared to $8.6 million and $23.5 million of these fees for the quarter and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2004, this amount includes a credit of approximately $18,000 and a charge of approximately $0.8 million, respectively, in non-cash charges related to performance-based options granted to some of these partners. We recorded a credit of $5,000 and a charge of $1.5 million, respectively, for the quarter and nine months ended September 30, 2003. As discussed above, these fees are expensed as incurred and represent a significant portion of our expenses. Marketing partner fees declined from the quarter and nine months ended September 30, 2003 to the quarter and nine months ended September 30, 2004, reflecting the lower consolidation loan originations in the September 2004 quarter and nine months. Despite the decline, these costs represent a significant component of our total sales and marketing expenses. Marketing partner fees represented 32% and 71% of sales and marketing expenses for the quarters ended September 30, 2004 and September 30, 2003, respectively. They represented 22% and 59% of total operating expenses for those respective periods. For the nine-month periods ended September 30, 2004 and 2003 respectively, marketing partner fees represented 45% and 69% of sales and marketing expenses. They represented 33% and 58% of total operating expenses for those respective periods.

The decrease in marketing partner fees from the quarter and nine months ended September 30, 2003 to the quarter and nine months ended September 30, 2004 was partially offset by increased costs for employee compensation and benefits. The increase in employee compensation and benefits expense from the quarter and nine months ended September 30, 2003 to the quarter and nine months ended September 30, 2004 primarily reflects the increased headcount between the periods (52 employees at September 30, 2003 compared to 102 employees at September 30, 2004). Included in compensation and benefit expense is a non-cash charge related to performance-based options that were granted to certain employees in 2003 and are being expensed over their vesting period (2003-2005), as discussed in Note 2 of the Notes to the consolidated financial statements. This charge was approximately $31,000 and $3,000 for the quarters ended September 30, 2004 and 2003, respectively and was approximately $101,000 and $135,000 for the nine months ended September 30, 2004 and 2003, respectively.

Also offsetting the decrease in marketing partner payments in the three and nine-month periods ended September 30, 2004 as compared to September 30, 2003, are increased costs for direct marketing. As we have redirected our focus away from consolidation loans which are heavily reliant on our marketing partners, and towards the Stafford and PLUS business, we have significantly increased our spending on direct marketing of Stafford and PLUS loans in order to increase our market share in that area.

ALTERNATIVE PERFORMANCE MEASURES

In addition to evaluating our GAAP-based data, management, credit rating agencies, and analysts also evaluate our performance in terms of certain non-financial (or non-GAAP) measures. These measures are discussed in the following sections.

Loan Originations. We analyze the ratio of loans generated internally versus those generated externally through our marketing partners. Following is a table which provides detail of loan originations for each of our origination channels for the three and nine month periods ended September 30, 2004 and 2003.

	For the three months ended September 30, 2004
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$58,882,262	$—	$58,882,262
Consolidations through marketing partners	178,535,490	—	178,535,490
Consolidations through other sources	49,242	—	49,242
Traditional school channel (internal sources)	147,883,612	—	147,883,612
Other (internal sources)	22,609,035	374,584	22,983,619

Total originations and purchases	407,959,641	374,584	408,334,225

Capitalized interest and other	5,979,495	12,059	5,991,554

Total student loan acquisitions	$413,939,136	$386,643	$414,325,779

	For the three months ended September 30, 2003
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$136,640,318	$—	$136,640,318
Consolidations through marketing partners	444,555,500	—	444,555,500
Consolidations through other sources	44,249	—	44,249
Traditional school channel (internal sources)	80,686,512	—	80,686,512
Other (internal sources)	5,883,191	—	5,883,191

Total originations and purchases	667,809,770	—	667,809,770

Capitalized interest and other	3,536,527	389	3,536,916

Total student loan acquisitions	$671,346,297	$389	$671,346,686

	For the nine months ended September 30, 2004
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$170,778,964	$—	$170,778,964
Consolidations through marketing partners	652,299,433	—	652,299,433
Consolidations through other sources	55,647	—	55,647
Traditional school channel (internal sources)	323,788,242	—	323,788,242
Other (internal sources)	35,305,383	2,615,411	37,920,794

Total originations and purchases	1,182,227,669	2,615,411	1,184,843,080

Capitalized interest and other	17,228,026	90,275	17,318,301

Total student loan acquisitions	$1,199,455,695	$2,705,686	$1,202,161,381

	For the nine months ended September 30, 2003
	FFELP	Alternative Supplemental	Total
Consolidations through internal sources	$500,487,638	$—	$500,487,638
Consolidations through marketing partners	1,189,197,673	—	1,189,197,673
Consolidations through other sources	219,050	—	219,050
Traditional school channel (internal sources)	154,175,587	—	154,175,587
Other (internal sources)	25,357,476	5,438,449	30,795,925

Total originations and purchases	1,869,437,424	5,438,449	1,874,875,873

Capitalized interest and other	7,413,335	5,417	7,418,752

Total student loan acquisitions	$1,876,850,759	$5,443,866	$1,882,294,625

The table below presents the above loan acquisition information as percentages of the total loans generated for the three and nine-month periods ended September 30, 2004 and 2003.

	For the three months ended September 30,
	2004	2003
Consolidations through internal sources	14%	20%
Consolidations through marketing partners	44	67
Consolidations through other sources	—	—
Traditional school channel (internal sources)	36	12
Other (internal sources)	6	1

Total originations and purchases	100%	100%

	For the nine months ended September 30,
	2004	2003
Consolidations through internal sources	15%	27%
Consolidations through marketing partners	55	63
Consolidations through other sources	—	—
Traditional school channel (internal sources)	27	8
Other (internal sources)	3	2

Total originations and purchases	100%	100%

Floor Income. Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the SAP formula set by the DOE or the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as floor income. Depending on the type of student loan and when it is originated, the borrower rate is either fixed to term (as is the case for consolidation loans) or is reset to a market rate each July 1st (as is the case for Stafford and PLUS loans). As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, and for those loans where the borrower interest rate is reset annually July 1st, we may earn floor income to the next reset date. Floor income is included in student loan income. During the quarters ended September 30, 2004 and 2003 our floor income was $3.5 million and $6.6 million, respectively. For the nine-month periods ended September 30, 2004 and 2003, our floor income was $16.5 million and $16.3 million, respectively.

The following table details the volume of loans that were earning floor income during the quarters ended September 30, 2004 and 2003. CP rate loans are based on the quarter-average CP rates of 1.69% and 1.07% for the quarters ended September 30, 2004 and 2003, respectively.

	For the three months ended September 30, 2004
	Fixed borrower rate	Annually reset borrower rate	Total
Student loans eligible to earn floor income:
Student loans	$270,938,346	$216,917,976	$487,856,322
Securitized student loans	3,511,147,009	—	3,511,147,009

Total student loans eligible to earn floor income	$3,782,085,355	$216,917,976	$3,999,003,331

Net managed student loans earning floor income
Earning 1-25 bps floor income	$314,851,516	$—	$314,851,516
Earning 26-50 bps floor income	229,307,441	—	229,307,441
Earning 51-75 bps floor income	407,921,655	—	407,921,655
Earning 76-100 bps floor income	66,802,424	—	66,802,424
Earning 101-200 bps floor income	209,127,990	—	209,127,990
Earning 201+ bps floor income	348,131,124	—	348,131,124

Total	$1,576,142,150	$—	$1,576,142,150

	For the three months ended September 30, 2003
	Fixed borrower rate	Annually reset borrower rate	Total
Student loans eligible to earn floor income:
Student loans	$796,032,456	$97,831,987	$893,864,443
Securitized student loans	1,820,776,973	—	1,820,776,973

Total student loans eligible to earn floor income	$2,616,809,429	$97,831,987	$2,714,641,416

Net managed student loans earning floor income
Earning 1-25 bps floor income	$208,944,952	$76,734,688	$285,679,640
Earning 26-50 bps floor income	326,937,719	17,712,895	344,650,614
Earning 51-75 bps floor income	356,413,094	—	356,413,094
Earning 76-100 bps floor income	404,226,715	—	404,226,715
Earning 101-200 bps floor income	424,471,414	—	424,471,414
Earning 201+ bps floor income	450,716,306	—	450,716,306

Total	$2,171,710,200	$94,447,583	$2,266,157,783

Net Interest Margin Analysis. We review our net interest margin on an ongoing basis in order to assess whether the earnings spread we actually received was in line with our expectations. Following is our net interest margin analysis for the quarter and nine month periods ended September 30, 2004 and 2003.

	For the three months ended September 30,
	2004		2003
Student Loan Net Interest Margin Analysis
Student loan interest received	$45,885,165	4.6523%	$29,727,067	4.7417%
Less:
Consolidation loan rebate fee	(9,952,486)	(1.0091)	(6,533,668)	(1.0507)
Cost of debt	(19,097,277)	(1.9363)	(10,105,975)	(1.6252)
Premium amortization	(72,713)	(0.0074)	(38,358)	(0.0062)
DOE fee amortization	(540,274)	(0.0548)	(176,341)	(0.0284)
Loan loss reserve	(256,397)	(0.0260)	(681,003)	(0.1095)
Loan servicing costs*	(1,600,671)	(0.1623)	(930,722)	(0.1497)

Total Costs	(31,519,818)	(3.1959)	(18,466,067)	(2.9697)
Student loan net interest margin with floor income	14,365,347	1.4564	11,261,000	1.7720
Interest rate swap expense	262,845	0.0266	1,314,558	0.2114
Floor income—revenue	(3,519,045)	(0.3568)	(6,588,371)	(1.0595)

Student loan net interest margin before floor income	$11,109,147	1.1262%	$5,987,187	0.9239%

Consolidated Company Net Interest Margin Analysis
Student loan net interest margin before floor income	$11,109,147	1.1262%	$5,987,187	0.9239%
Floor income after swap expense	3,256,200	0.3301	5,273,813	0.8481
Mark to market of interest-rate swap	—	—	869,559	0.1398
Negative interest carry	(751,840)	(0.0762)	(847,630)	(0.1363)

Net interest margin reported on financial statement	$13,613,507	1.3801%	$11,282,929	1.7755%

	For the nine months ended September 30,
	2004		2003
Student loan interest received	$126,679,495	4.5196%	$73,522,983	4.8598%
Less:
Consolidation loan rebate fee	(28,464,637)	(1.0155)	(16,100,781)	(1.0613)
Cost of debt	(47,690,398)	(1.7015)	(27,646,352)	(1.8224)
Premium amortization	(170,945)	(0.0061)	(97,841)	(0.0064)
DOE fee amortization	(1,474,218)	(0.0526)	(438,628)	(0.0289)
Loan loss reserve	(990,600)	(0.0353)	(1,668,187)	(0.1100)
Loan servicing costs*	(4,406,956)	(0.1572)	(2,371,942)	(0.1564)

Total Costs	(83,197,754)	(2.9682)	(48,323,731)	(3.1854)
Student loan net interest margin with floor income	43,481,741	1.5514	25,199,252	1.6744
Interest rate swap expense	1,585,824	0.0566	2,182,931	0.1443
Floor income—revenue	(16,484,108)	(0.5881)	(16,250,719)	(1.0742)

Student loan net interest margin before floor income	$28,583,457	1.0199%	$11,131,464	0.7445%

Consolidated Company Net Interest Margin Analysis
Student loan net interest margin before floor income	$28,583,457	1.0199%	$11,131,464	0.7445%
Floor income after swap expense	14,898,284	0.5315	14,067,788	0.9299
Mark to market of interest-rate swap	—	—	265,017	0.0175
Negative interest carry	(1,962,001)	(0.0700)	(1,833,874)	(0.1209)

Net interest margin reported on financial statement	$41,519,740	1.4814%	$23,630,395	1.5710%

*	Includes monthly servicing fees, cancellations fees, and amortization of loan set-up costs.

Average student loan balances outstanding for the quarters ended September 30, 2004 and 2003 were $3,913,001,406 and $2,487,276,747, respectively. Average student loan balances outstanding for the nine months ended September 30, 2004 and 2003 were $3,733,768,925 and $2,022,708,914, respectively.

We have no off-balance sheet securitizations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had operating cash and cash equivalents of approximately $16.7 million (excluding restricted cash and investments). Since inception, we have financed our operations from debt and equity financings. During the nine months ended September 30, 2004, our operations have generated approximately $3.1 million of cash, and we acquired property and equipment of approximately $4.9 million. At September 30, 2004, we had advances of approximately $535 million outstanding against our warehouse loan facilities and $3.7 billion of LIBOR/auction rate Education Loan Backed Notes were outstanding and included on our balance sheet. During the nine months ended September 30, 2004, our gross recorded loans increased to over $4.0 billion. During the nine months ended September 30, 2004, we received proceeds of approximately $1.7 million for the issuance of 748,524 shares of common stock in connection with the exercise of warrants and employee stock options.

We have three warehouse loan facilities which we use to fund the origination and purchase of student loans. One of the facilities is a $19 million facility. The second facility (our Conduit Facility) was established in the fourth quarter of 2002 for $500 million and is renewable on a 364-day basis until expiration of the facility in the fourth quarter of 2005. On January 6, 2004 it was increased to $1.0 billion, and was then increased to $1.25 billion on March 1, 2004. Effective on May 12, 2004, it was reduced to $500 million in connection with the securitization we completed at that time. On September 1, 2004 the limit was increased to $750 million. At September 30, 2004, the balance outstanding on our warehouse facilities was approximately $535 million. We must comply with certain covenants in the Conduit Facility agreements. These include, but are not limited to, financial covenants such as a required minimum spread, asset coverage ratio, net consolidation ratio and default ratio, limits on the concentration of certain types of student loans purchased with proceeds from the warehouse loan facility and maintaining the status of Education Funding Resources, LLC and Education Funding Resources II, LLC as single purpose bankruptcy remote limited liability companies.

The Conduit Facility was renewed on October 12, 2004. We do not have any scheduled mandatory repayment obligations under the $500 million Conduit Facility. Upon notice from the lender, this facility can be terminated at the end of each 364-day period. If this notice were to be given, paydown of the Conduit Facility would be required in October 2005.

On September 10, 2004, we established an additional warehouse facility through Education Funding Resources II LLC. It is a $50 million dollar facility and it runs through October 2005. This facility is used to assist in the purchase of certain loans in our secondary market efforts, including our school as lender program.

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

As of September 30, 2004, we are in compliance with all of our debt covenants.

Management believes that we have sufficient funds and access to financing to meet expenses in the foreseeable future. We are currently able to meet our operating cash requirements from cash held on our balance sheet, along with borrowing against the value of the student loans originated each month. Additionally, in August 2004 we achieved the parity levels necessary to draw cash from our 2002 securitization. We began drawing cash from that source in September 2004. If necessary, working capital can be raised through the sale of a portion of our student loan portfolio.

We also have a $3 million line of credit available for working capital needs. No draws have been made on this line to date. This line of credit expires in June 2005.

FORWARD-LOOKING STATEMENTS AND OTHER RISK FACTORS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, including those affecting the interest rates borrowers pay on certain loans, the magnitude of certain loan subsidies and the related introduction of competitive loan programs by other lenders; the effects of changes in accounting standards; actual credit losses we experience in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates we pay for our funding and receive on our loan portfolio; our ability to service our loan portfolio in accordance with its contractual obligations (or our ability to continue to retain a third-party servicer); the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of our hedging policies; our ability to acquire or originate loans in the amounts anticipated and with interest rates adequate to generate sufficient yields and margins; our success in expanding our guarantor relationships and products; whether risk-sharing expenses for defaults on new loan originations are offset by lower insurance premiums; our ability to utilize alternative sources of funding, including our ability to continue to securitize loan portfolios; our ability to derive incremental economic benefits from greater economies of scale as our portfolio grows; our ability to successfully integrate our acquisition of Financialaid.com into our operations; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes. Risks related to our business are discussed in greater detail in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 12, 2004.

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

During the quarter and nine months ended September 30, 2004, we earned $3.5 million and $16.5 million, respectively in floor income, representing over 25% of our interest income after the provision for loan losses. As interest rates increase our ability to earn floor income diminishes. An increase in interest rates to a level where we are no longer able to earn floor income would have a significant adverse affect on our net interest income after the provision for loan losses as well as on our overall net income or loss.

During 2003 and 2004, we had FFELP loans that were earning floor income. We entered into two interest-rate swap contracts to lock-in a portion of that floor income. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the temporary fixed rate nature of the student loans and fixing the relative spread between the student loan asset rate and the converted fixed rate liability. The 2003 swap expired in September, 2004.

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

In the following table, our variable rate assets and liabilities are categorized by the reset date of the underlying index. An interest rate gap is the difference between volumes of assets and liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions as of September 30, 2004 and is not necessarily reflective of positions that existed throughout the period, or that are expected to exist in the future.

	As of September 30, 2004
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$4,039,060,876	$—	$—	$—	$—	$—
Cash and investments	167,956,933	—	—	—	—	—
Interest and other receivables	43,098,899	—	—	—	—	—
Other assets	—	—	—	—	—	22,481,981

Total assets	$4,250,116,708	$—	$—	$—	$—	$22,481,981

Liabilities and Stockholders’ Equity
Long-term borrowings	$4,238,354,657	$—	$—	$—	$—	$—
Other liabilities	23,676,496	—	—	—	—	—
Stockholders’ equity	—	—	—	—	—	10,567,536

Total liabilities and stockholders’ equity	$4,262,031,153	$—	$—	$—	$—	$10,567,536

Period gap before adjustments	$(11,914,445)	$—	$—	$—	$—	11,914,445
Interest rate derivatives	—	—	—	—	—	—

Period gap	$(11,914,445)	$—	$—	$—	$—	$11,914,445

Cumulative gap	$(11,914,445)	$(11,914,445)	$(11,914,445)	$(11,914,445)	$(11,914,445)	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	100%	n/a	n/a	n/a	n/a	213%
Ratio of cumulative gap to total assets at September 30, 2004	(0.3)%	n/a	n/a	n/a	n/a	n/a

The following table reflects the average terms to maturity for our earning assets and liabilities, as of September 30, 2004.

Years
Earning assets
Student loans	21.08
Cash and investments	0
Other	1.02
Total earning assets	20.22

Borrowings
Short-term borrowings	1.02
Long-term borrowings	27.22
Total borrowings	23.91

The following table illustrates the impact interest rate increases of 100 basis points and 300 basis points would have on our net income/(loss) and our net income/(loss) per share for the three and nine-month periods ended September 30, 2004 and 2003.

	Three months ended September 30, 2004				Three months ended September 30, 2003
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
Increase/(decrease) in pre-tax net income/(loss) before SFAS 133	$(599,117)	(26)%	$809,968	35%	$(1,222,975)	(44)%	$1,523,015	54%
Increase/(decrease) in income/(loss) per share (diluted) before SFAS 133	$(0.04)	(29)%	$0.04	29%	$(0.10)	(45)%	$0.12	54%

	Nine months ended September 30, 2004				Nine months ended September 30, 2003
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
Increase/(decrease) in pre-tax net income/(loss) before SFAS 133	$(5,634,396)	(56)%	$(1,092,339)	(11)%	$(1,607,267)	(26)%	$4,735,744	77%
Increase/(decrease) in basic income/(loss) per share (diluted) before SFAS 133	$(0.29)	(55)%	$(0.05)	(10)%	$(0.14)	(26)%	$0.41	77%

Item 4. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the reporting period of this Form 10-Q, our principal executive officer and principal financial officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective.

During the quarter ended September 30, 2004, management continued its assessment of the Company’s system of internal controls as required by the Sarbanes-Oxley Act of 2002. The documentation of the internal control structure surrounding our significant business processes was completed earlier in the year, and we are currently engaged in testing and evaluating the operating effectiveness of the key controls identified during the documentation phase. As testing continues and as we perform our assessment, we continue to implement procedural enhancements designed to facilitate the flow and accuracy of our reporting into our financial statements. These enhancements include additional levels of review of transactions, improvements in our system of controls and the development of detailed documentation of our procedures. There have been no material changes in our internal controls during the quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Securities

Not applicable.

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

Date: November 9, 2004	EDUCATION LENDING GROUP, INC.

	By:	/s/ James G. Clark
	Name:	James G. Clark
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)